Form 10-Q
period 1998-08-29
DESA HOLDINGS CORP
filed 1998-10-09
CIK 1051362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the thirteen week period ended August 29, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                       Commission File Number 333-44969-01

                            DESA HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                               22-2940760
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

                 2701 Industrial Drive, Bowling Green, KY 42101
               (Address of principal executive offices) (Zip Code)

                                 (502) 781-9600
              (Registrant's telephone number, including area code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

As of September 30, 1998, there were 15,548,692 shares of Registrant's Common Stock, $.01 par value per share, and 90,604 shares of the Registrant's Nonvoting Common Stock, $.01 par value per share, outstanding.

                            DESA HOLDINGS CORPORATION

                                    FORM 10-Q

                                 August 29, 1998

                                      INDEX

                                                                                           Page

PART I          Financial Information
Item 1.         Consolidated Financial Statements (Unaudited)
                Consolidated Balance Sheets - August 29, 1998 and February 28, 1998          3
                Consolidated Statements of Income - Thirteen Weeks and Twenty-six            4
                Weeks ended August 29, 1998 and August 30, 1997

                Consolidated Statements of Stockholders' Equity (Deficit)                    5

                Consolidated Statements of Cash Flows - Twenty-six Weeks ended               6
                August 29, 1998 and August 30, 1997
                Notes to Consolidated Financial Statements                                   7
Item 2.         Management's Discussion and Analysis of Financial Condition and             13
                Results of Operations
PART II         Other Information
Item 2.         Changes in Securities                                                       20
Item 4.         Submission of Matters to a Vote of Securities Holders                       20
Item 6.         Exhibits and Reports on Form 8-K                                            20
                Signatures                                                                  21


                                              DESA Holdings Corporation

                                             Consolidated Balance Sheets
                                       (in thousands, except number of shares)

                                                                                    February 28           August 29
                                                                                      1998                  1998
                                                                                 ----------------------------------
                                                                                                        (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                      $     794              $     517
    Accounts receivable, net                                                          20,838                 50,940
    Inventories:
        Raw materials                                                                  1,257                    841
        Work-in-process                                                                8,908                 10,583
        Finished goods                                                                30,191                 47,395
                                                                                   --------------------------------
                                                                                      40,356                 58,819
    Deferred tax assets                                                                3,730                  4,156
    Other current assets                                                               1,440                  2,086
                                                                                   --------------------------------
Total current assets                                                                  67,158                116,518

Property, plant and equipment:
    Land                                                                                 390                    390
    Buildings and improvements                                                         5,241                  5,273
    Machinery and equipment                                                           29,891                 33,393
    Furniture and fixtures                                                               630                  1,103
                                                                                   --------------------------------
                                                                                      36,152                 40,159
    Less accumulated depreciation                                                     22,593                 24,105
                                                                                   --------------------------------
                                                                                      13,559                 16,054

Goodwill                                                                              63,430                 82,574

Other assets                                                                          11,489                 26,647
                                                                                   --------------------------------
Total assets                                                                       $ 155,636              $ 241,793
                                                                                   ================================
Liabilities and stockholders' equity (deficit)
Current liabilities:
    Accounts payable                                                               $  15,035              $  38,930
    Accrued interest                                                                   5,725                  3,936
    Other accrued liabilities                                                         14,004                 10,433
    Income taxes payable                                                                  49                 (3,782)
    Current portion of long-term debt                                                  5,250                  6,000
                                                                                   --------------------------------
Total current liabilities                                                             40,063                 55,517

Long-term debt                                                                       261,105                322,952
Deferred tax liabilities                                                               1,781                  1,962
Other liabilities                                                                        433                    641
                                                                                   --------------------------------
Total liabilities                                                                    303,382                381,072

Commitments

Series C redeemable preferred stock, $.01 par value; authorized--
    40,000 shares; issued and outstanding-- 17,600 shares at February 28, 1998
    and 18,850 shares at August 29, 1998                                              14,661                 16,035

Stockholders' equity (deficit):
    Common stock, $.01 par value; authorized-- 50,000,000 shares; issued and
    outstanding-- 13,688,015 shares February 28, 1998 and 15,548,692                     137                    155
    shares at August 29, 1998

    Nonvoting common stock, $.01 par value;  authorized--  2,000,000 shares; issued and outstanding--90,604 shares at February 28, 1998
    and August 29, 1998                                                                    1                      1

    Capital in excess of par value                                                    85,926                 97,984
    Carryover predecessor basis adjustment                                           (32,309)               (32,309)
    Retained earnings (deficit)                                                     (215,598)              (220,044)
    Cumulative other comprehensive income                                               (564)                (1,101)
                                                                                   --------------------------------
Total stockholders' equity (deficit)                                                (162,407)              (155,314)
                                                                                   --------------------------------
Total liabilities and stockholders' equity (deficit)                               $ 155,636             $  241,793
                                                                                   ================================
See accompanying notes

                                                      DESA Holdings Corporation

                                                  Consolidated Statements of Income
                                                           (in thousands)

                                                             (Unaudited)



                                                         Thirteen Weeks Ended                     Twenty-six Weeks Ended

                                                  August 30            August 29             August 30            August 29
                                                    1997                 1998                  1997                  1998
                                                -----------------------------------------------------------------------------

Net sales                                        $  65,635            $  75,416             $   90,389            $  116,170
Cost of sales                                       41,398               50,332                 58,058                79,941
                                                 ---------------------------------------------------------------------------
Gross profit                                        24,237               25,084                 32,331                36,229

Operating costs and expenses:
     Selling                                         9,035               11,970                 13,888                20,753
     General and administrative                      2,292                3,096                  4,542                 5,964
     Other                                             753                1,272                  1,672                 2,138
                                                 ---------------------------------------------------------------------------
                                                    12,080               16,338                 20,102                28,855
                                                 ---------------------------------------------------------------------------

Operating Profit                                    12,157                8,746                 12,229                 7,374

Interest expense                                     3,858                6,745                  7,162                13,237
                                                 ---------------------------------------------------------------------------
Income before provision for income taxes             8,299                2,001                  5,067                (5,863)

Provision for Income Taxes                           3,483                  878                  2,130                (2,620)
                                                 ---------------------------------------------------------------------------

Net Income                                           4,816                1,123                  2,937                (3,243)

Less dividends on preferred stock                        0                  551                      0                 1,078
                                                 ---------------------------------------------------------------------------
Income (loss) available for common stockholders  $   4,816            $     572             $    2,937            $   (4,321)
                                                 ===========================================================================

See accompanying notes

                                                      DESA Holdings Corporation
                                      Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                       Cumulative
                                          Nonvoting    Capital in      Carryover      Retained          Other             Total
                               Common       Common     Excess of      Predecssor      Earnings      Comprehensive     Shareholders'
                                Stock       Stock      Par Value      Adjustment      (Deficit)         Income           Equity
                             -------------------------------------------------------------------------------------------------------

Balance at
February 28, 1998              $137           $1        $85,926        ($32,309)     ($215,598)          ($564)        ($162,407)

Comprehensive income:

   Net Income                                                                           (3,243)                           (3,243)

   Foreign currency
     translation adjustment                                                                              (537)              (537)
                                                                                                                       ---------

Comprehensive income                                                                                                      (3,780)
                                                                                                                       ---------

Accretion of preferred stock                                                              (125)                             (125)

Dividends on preferred stock                                                            (1,078)                           (1,078)

Issuance of common stock         18                      12,058                                                           12,076
                               ------------------------------------------------------------------------------          ---------
Balance at
August 29, 1998                $155           $1        $97,984        ($32,309)     ($220,044)       ($1,101)         ($155,314)
                               ==============================================================================          =========
See accompanying notes

                                      DESA Holdings Corporation
                                Consolidated Statements of Cash Flows
                                            (in thousands)

                                             (Unaudited)
                                                                            Twenty-six Weeks Ended

                                                                        August 30          August 29
                                                                          1997                1998
                                                                       -----------------------------
Operating activities
Net income                                                             $  2,937            $ (3,243)

Adjustments to reconcile net earnings (loss) to net cash provided by
(used in) operating activities:
     Depreciation                                                         1,357               1,512
     Amortization                                                         1,046               1,945
     Deferred income taxes                                                    0                 (15)
     Equity in undistributed earnings of joint venture                      (85)                (78)
     (Increase) decrease in operating assets:
         Accounts receivable, net                                       (35,176)            (28,436)
         Inventories                                                    (26,316)            (14,558)
         Other current assets                                              (423)               (529)
     Increase (decrease) in operating liabilities:
         Accounts payable                                                13,528              22,290
         Accrued interest                                                   485              (1,789)
         Other accrued liabilities                                         (445)             (5,391)
         Income taxes payable                                               275              (3,831)
         Other liabilities                                                   52                 208
                                                                        --------           --------
Net cash used in operating activities                                   (42,765)            (31,915)
                                                                        --------           --------


Investing activities
Capital expenditures                                                     (2,860)             (2,806)
Dividends received from joint venture                                        85                  83
Net cash paid for acquisition of businesses                                   0             (39,635)
Other                                                                       120                (672)
                                                                        --------           --------
Net cash used in investing activities                                    (2,655)            (43,030)
                                                                        --------           --------


Financing activities Recapitalization transactions:
     Increase in Working Capital Loan                                         0              33,722
     Increase in revolving loan                                          47,576                   0
     Principal payments of Term Loans                                    (6,855)             (1,125)
     Issuance of Common Stock                                                12              12,076
     Increase in Acquisition Loans                                            0              30,000
                                                                        --------           --------
     Net cash provided by financing activities                           40,733              74,673

Effect of exchange rates on cash                                             (5)                 (5)
                                                                        --------           --------
Decrease in cash and cash equivalents for the period                     (4,692)               (277)
Cash and cash equivalents at beginning of period                          5,058                 794
                                                                        --------           --------
Cash and cash equivalents at end of period                              $   366            $    517
                                                                        ========           ========

See accompanying notes

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1.       Basis of Presentation

         The interim consolidated financial statements for the periods presented herein have not been audited by independent public accountants. In the opinion of management of Desa Holdings Corporation (the "Company"), all adjustments necessary to present fairly the results of operations for the periods have been included. Interim results are not necessarily indicative of results for a full year.

         The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

         The consolidated balance sheet presented as of February 28, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent accountants. The consolidated financial statements and notes thereto included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-4 (SEC File No. 333-44969-01).

         Other than a small amount of goodwill and a $2 million note payable, the Company has no assets, operations or cash flows independent of Desa International, Inc. ("Desa") and, accordingly, separate financial statements for Desa have not been provided as management believes that such financial statements are not material to an investor.

2.       Summary of Significant Accounting Policies

         Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Desa, and all of its wholly-owned subsidiaries, including Desa Industries of Canada, Inc., Desa Europe B.V. and Heath Company Limited. All significant intercompany accounts and transactions have been eliminated. Desa's 50% interest in a joint venture is accounted for using the equity method.

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results can differ from those estimates.

3.       Financing Arrangements

         Outstanding borrowings consist of the following (in thousands):

                                                         February 28,      August 29,
                                                             1998             1998
                                                             ----             ----
9 7/8% Senior Subordinated Notes Due 2007 (A)             $130,000         $130,000
Term A Loan (B)                                             49,125           48,250
Term B Loan (C)                                             49,750           49,500
Working Capital Loan Commitment (D)                         15,480           49,202
Acquisition Loan (E)                                        20,000           20,000
Acquisition B Loan (F)                                        --             30,000
Note payable related to acquisition of Heath/Zenith (G)      2,000            2,000
                                                          --------         --------
Total outstanding borrowings                              $266,355         $328,952
Less current portion of long-term debt                       5,250            6,000
                                                          --------         --------
Total long-term debt                                      $261,105         $322,952
                                                          ========         ========

(A) The Senior Subordinated Notes are payable on December 15, 2007 and accrue interest at a rate of 9.875% per annum. Interest is payable semi-annually on June 15 and December 15, commencing on June 15, 1998. The Senior Notes can be redeemed prior to the mandatory redemption date based upon the occurrence of certain events, as defined. Desa is the issuer of the Senior Subordinated Notes, which are fully and unconditionally guaranteed by the Company.

(B) The Term A Loan is payable in quarterly installments through November 26, 2003 and accrues interest at the prime rate plus 1.25% or LIBOR plus 2.25% at the option of the Company. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. Once repaid, the Term A Loan may not be reborrowed. Term Loan A, Term Loan B, the Working Capital Loan Commitment, the Acquisition Loan and the Acquisition B Loan are all part of a credit facility entered into by the Company and Desa with the lenders party thereto in November 1997 (the "Credit Facility").


                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(C) The Term B Loan is payable in quarterly installments through November 26, 2004, and accrues interest at the prime rate plus 1.625% or LIBOR plus 2.625% at the option of the Company. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. Once repaid, the Term B Loan may not be reborrowed.

(D) The Working Capital Loan Commitment is payable at any time at the option of the Company prior to November 26, 2003 and accrues interest at the prime rate plus 1.25% or LIBOR plus 2.25%, at the option of the Company. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The Company can utilize letters of credit under the Working Capital Loan Commitment up to $10,000,000. As of August 29, 1998, letters of credit of $9,008,218 were outstanding under the Working Capital Loan Commitment. Borrowings are generally limited to specific percentages of eligible trade receivables and inventory.

(E) The Acquisition Loan is payable in quarterly installments commencing in February 2000 and extending through November 26, 2003 and accrues interest, which is payable quarterly, at the prime rate plus 1.625% or LIBOR plus 2.625% at the option of the Company. Once repaid, the Acquisition Loan may not be reborrowed.

(F) The Acquisition B Loan has available borrowings of up to $30,000,000 and is payable in quarterly installments commencing in February 2000 and extending through November 26, 2003 and accrues interest, which is payable quarterly, at the prime rate plus 1.625% or LIBOR plus 2.625%, at the option of the Company. Once repaid, the Acquisition B Loan may not be reborrowed. On August 19, 1998, the Acquisition B Loan was drawn on to fund the Fireplace Manufacturers, Inc. and Universal Heating, Inc. acquisitions. $30,000,000 was borrowed, of which $4,423,170 was used to pay down the Working Capital Loan.

(G) The note payable is due on December 31, 2008 and accrues interest, which is payable semi-annually beginning June 30, 1998, at a rate of 7.5% per annum. The Company may elect, upon written notice, to defer any interest payments, in which event such interest payments shall effectively convert to principal and accrue interest at a rate of 7.5% per annum.

         In accordance with the terms of the Working Capital Loan Commitment, the ability of the Company to incur additional indebtedness is limited, as defined. At August 29, 1998, the Company had the ability to incur additional indebtedness of $16.8 million.

4.       Stockholders' Equity (Deficit)

         Effective March 1998, the Company established the 1998 Stock Option Plan which terminates in ten years and provides for the issuance of incentive options or nonqualified stock

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


options for up to 1,462,222 shares of common stock, $.01 par value per share, of the Company ("Common Stock"). The stock options may be granted to key employees or eligible non-employees, as defined, as determined by the Compensation Committee of the Board of Directors, and the term of the options cannot exceed ten years from the grant date, except for employees who own stock possessing more than 10% of the combined voting power of all classes of stock of the Company, for whom the term of the options is five years. The exercise price of the incentive options must be equal to or greater than the fair market value of the Common Stock on the date of grant, except for employees who own stock possessing more than 10% of the combined voting power of all classes of stock, for whom the exercise price cannot be less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price of the nonqualified options is determined by the Compensation Committee of the Board of Directors.

         Effective March and July of 1998, the Compensation Committee awarded incentive stock options to purchase an aggregate of 187,750 shares of Common Stock to certain key employees at an option price of $6.50 per share. These options vest as follows: 5% at the end of year one, 10% at the end of year two, 60% at the end of year three, 80% at the end of year four and 100% at the end of year five.

5.       Segment Information

         The Company is organized into two primary product categories: (a) zone heating products, which includes indoor room heaters, hearth products and outdoor heaters, and (b) specialty products, which include specialty tools and home security products.

         Corporate expenses include corporate headquarters staff, a modest portion of the cost of certain support functions, including accounting, management information systems, human resources and treasury and the amortization of deferred financing costs.

         Identifiable assets are those assets of the Company that are identified with the operations in each product segment. Corporate assets include primarily cash, deferred income taxes and deferred financing costs.

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



         Operational results and other financial data for the two business segments for the periods ended August 30, 1997 and August 29, 1998 are presented below (in thousands):

                                            Zone
                                           Heating     Specialty        General
                                          Products      Products       Corporate        Total
                                          --------      --------       ---------        -----
Thirteen weeks ended August 30, 1997
Net sales                                $ 54,119       $ 11,516           --          $ 65,635
Operating profit                           11,054          1,947           (844)         12,157
Depreciation and amortization               1,125             53            251           1,429
Identifiable assets                       111,667         31,181          6,621         149,469
Capital expenditures                          901             72           --               973
Thirteen weeks ended August 29, 1998
Net sales                                  42,479         32,937           --            75,416
Operating profit                            5,873          3,863           (990)          8,746
Depreciation and amortization               1,396            465            385           2,246
Identifiable assets                       136,639         88,343         16,811         241,793
Capital expenditures                        1,228            132             48           1,408


                                            Zone
                                           Heating     Specialty        General
                                          Products      Products       Corporate        Total
                                          --------      --------       ---------        -----
Twenty-six weeks ended August 30, 1997
Net sales                                $ 67,494       $ 22,895           --          $ 90,389
Operating profit                           11,197          3,062         (2,030)         12,229
Depreciation and amortization               1,694            201            508           2,403
Identifiable assets                       111,667         31,181          6,621         149,469
Capital expenditures                        2,648            212           --             2,860
Twenty-six weeks ended August 29, 1998
Net sales                                  52,148         64,022           --           116,170
Operating profit                            3,043          6,334         (2,003)          7,374
Depreciation and amortization               1,778            926            753           3,457
Identifiable assets                       136,639         88,343         16,811         241,793
Capital expenditures                        2,491            249             66           2,806


6.  Acquisitions

         On August 19, 1998, the Company consummated two acquisitions. The Company acquired all of the outstanding stock of Fireplace Manufacturers, Inc. ("FMI"), which then merged into Desa, for a net cash purchase price of $21,984,798. The Company also entered into non-compete agreements with certain executives of FMI covering a three year period for aggregate payments of $3,050,000. The Company also acquired certain of the assets of Universal Heating, Inc. through Desa U.S. Inc., which then merged into Desa, for a cash purchase price of $12,332,548, including non-compete payments of $1,998,000. The Company financed the two acquisitions through borrowings of $25,891,500 under the Credit Facility (Term Loan B) and the issuance of Common Stock for $12,075,500. The cash purchase prices set forth above exclude an aggregate of $600,000 in fees and expenses incurred in connection with both acquisitions.

         The Company accounted for such acquisitions using the purchase method. The following summarizes the fair value of the assets acquired and liabilities assumed at August 19, 1998 for the two acquisitions (in thousands):


            Current assets                                 $ 5,080
            Property, plant and equipment                    1,202
            Other assets                                    10,385
            Non-compete agreements                           5,048
            Goodwill                                        18,837
            Current liabilities                            (2,585)
                                                           -------
                                                            37,967


         The following supplemental pro forma information is presented as if the acquisitions had been completed as of March 2, 1997 and as of March 1, 1998:

                                                            Twenty-six weeks ended
                                                     August 30, 1997    August 29, 1998
                                                     ---------------    ---------------
                                                             (dollars in thousands)

Net Sales                                               $ 135,143        $ 128,877
Income from operations before extraordinary item           14,079            8,446
Income before extraordinary item                              700           (5,880)
Net income                                                    424           (3,647)


                            DESA HOLDINGS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         This quarterly report on Form 10-Q of Desa Holdings Corporation (the "Company," which includes its consolidated subsidiaries unless the context indicates otherwise) contains statements which constitute forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this report and include statements regarding the strategies, plans, beliefs or current expectations of the Company and its management and other statements that are not historical facts. Readers are cautioned that any such forward looking statements are not guaranties of future performance and involve risks and uncertainties, and that actual results may differ materially from those set forth in such forward looking statements as a result of various factors. Such factors include, but are not limited to, the Company's vulnerability to adverse general economic and industry conditions because of its leverage, the Company's ability to obtain future financing on acceptable terms, the Company's ability to integrate acquired companies and to complete acquisitions on satisfactory terms, the demand and price for the Company's products relative to production costs, the seasonality of the Company's business and uncertainties regarding the resolution of Year 2000 problems. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect errors or circumstances that occur after the date hereof.

         The following discussion of the Company's results of operations and financial condition for the thirteen and twenty-six week periods ending August 29, 1998 and August 30, 1997 should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as for the fiscal year ended February 28, 1998 included in the Company's Registration Statement on Form S-4 (SEC File No. 333-44969-01).

Overview

         The Company is organized into two primary product categories: (a) zone heating products, which includes indoor room heaters, hearth products and outdoor heaters, and (b) specialty products, which include specialty tools and home security products. The Company records sales upon shipment of products to its customers. Net sales constitute gross sales net of an accrual for returns and allowances and cash discounts.

         Sales of the Company's zone heating products follow seasonal patterns that affect the Company's results of operations. Demand for the Company's zone heating products has been historically highest in the third quarter, as consumers prepare for winter. Consequently, the Company's net sales and operating profit have also been historically highest during the third quarter. Management believes that the Company's results of operations will continue to follow this pattern; there can be no assurance, however, that third quarter results will always surpass those of the first and second quarters, or that any improvement shown will be as great as that shown in previous years. In particular, unusually warm weather in the fall may reduce demand for zone heating products.

         The Company's net sales and operating profit of zone heating products in the first half of its fiscal year may be adversely affected by warm weather during the preceding winter, which can result in inventory carryover by the Company's customers. Last winter was unusually warm and, consequently, net sales and operating profit of zone heating products for the first two quarters of the current fiscal year were lower than in similar periods in the previous fiscal year.

         Sales of the Company's specialty products do not follow a significant seasonal pattern and are not affected by weather patterns. Historically, these sales have followed a relatively level quarterly pattern.

Acquisitions

         On August 19, 1998, the Company consummated the acquisitions of FMI and the worldwide rights (except in China) to distribute Universal Heating, Inc.'s and its affiliates ("UHI") indoor heating products. FMI is a Santa Ana, California, based manufacturer of wood-burning metal fireplaces, decorative gas appliances with refractory-lined fireboxes, direct vent gas fireplaces, and related chimney flues. UHI, based in Yorba Linda, California, is a privately held manufacturer of indoor gas heating products. The aggregate purchase price for the acquisitions was $37,967,346 including non-compete payments. These acquisitions were accounted for under the purchase method of accounting.

         The Company financed these acquisitions with the proceeds of a $25,891,500 advance under its senior credit facility and $12,075,500 of the proceeds from the issuance of approximately 1,860,677 additional shares of the Common Stock by the Company. The additional equity was sold to existing stockholders of the Company at a per share price of approximately $6.49.

         In August 1998, the Company became party to an agreement to negotiate in good faith for the purpose of entering into a joint venture to manufacture various products in China. Pursuant to the terms of the joint venture under negotiation, UHI intends to contribute manufacturing facilities located in China in exchange for a 60% interest in the joint venture and a preferred interest in an additional $7 million of profits of the joint venture. The Company intends to contribute $3 million in cash for a 40% interest in the joint venture, which will be subordinate to UHI's $7 million preferred interest in profits. The Company intends to finance its $3 million contribution to the joint venture through indebtedness under the Credit Facility. There can be no assurance that the joint venture will be formed or, if formed, formed on the terms described above.

Results of Operations

Thirteen Week Period Ended August 29, 1998 Compared to the Thirteen Week Period Ended August 30, 1997

         Net Sales. Net sales in the thirteen weeks ended August 29, 1998 ("second quarter 1999") were $75.4 million, an increase of 15% or $9.8 million compared to the thirteen weeks ended August 30, 1997 ("second quarter 1998"). Zone heating products had net sales of $42.5 million in second quarter 1999, a decrease of 22% or $11.6 million from second quarter 1998. This decline reflects primarily the effects of last winter's unusually warm weather and the related customer carryover inventory of heating products. Specialty products had net sales of $32.9 million in second quarter 1999, an increase of 186% or $21.4 million over second quarter 1998, primarily attributable to the acquisition of Heath Company and its Heath/Zenith line of home security products ("Heath/Zenith") in February 1998 and a 17% growth in the traditional tool business.

         Cost of Sales. For second quarter 1999, cost of sales was $50.3 million, an increase of $8.9 million or 22% from second quarter 1998, attributable to the higher net sales for the period. Cost of sales was 67% of net sales in second quarter 1999 compared to 63% for second quarter 1998. This increase is because of (i) proportionately higher sales of home security products, which are sold at lower margins, and (ii) higher manufacturing overhead per unit of zone heating products, which resulted from the weather-related reduction in production of heating products.

         Selling, General and Administrative Expenses. For second quarter 1999, selling, general and administrative expenses were $16.3 million, an increase of $4.3 million or 35% from second quarter 1998, primarily attributable to the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 22% for second quarter 1999 compared to 18% in second quarter 1998. This higher level is associated with an increase in selling expenses for higher freight, advertising and warranty expenses associated with the sales increase to the major home centers and higher amortization expenses associated with the November 1997 recapitalization and the acquisitions of Heath/Zenith, FMI and UHI.

         Operating Profit. Operating profit was $8.7 million for second quarter 1999 compared to $12.2 million for second quarter 1998, a decline of 28%. Operating profit attributable to zone heating products was $5.9 million for second quarter 1999, down $5.2 million from second quarter 1998. This decline is attributable to the decline in net sales of zone heating products and the increased cost of goods sold associated with under absorbed factory overhead. Specialty products operating profit was $3.9 million for the second quarter 1999, an increase of $1.9 million over second quarter 1998. This increase is attributable to increased net sales of specialty products related primarily to the acquisition of Heath/Zenith.

         Interest Expense. Interest expense for second quarter 1999 was $6.7 million, an increase of $2.9 million or 75%, reflecting the November 1997 recapitalization and the acquisitions of FMI, UHI and Heath/Zenith.

         Income Tax. The provision for income taxes was 44% for second quarter 1999, comparable to 42% for second quarter 1998.

         Net Income. Net income was $1.1 million for second quarter 1999 compared to net income of $4.8 million for second quarter 1998, a decline of 77%. This decline is attributable to the lower operating profit and higher interest expense.

Twenty-six Week Period Ended August 29, 1998 Compared to the Twenty-six Week Period Ended August 30, 1997

         Net Sales. Net sales for the twenty-six weeks ended August 29, 1998 ("year to date 1999") were $116.2 million, an increase of $25.8 million or 29% compared to the twenty-six weeks ended August 30, 1997 ("year to date 1998"). Zone heating products had net sales of $52.1 million for the year to date 1999, a decrease of 23% or $15.3 million from the year to date 1998. This decline primarily reflects the effects of last winter's unusually warm weather and the related customer carryover inventory on heating products. Specialty products had net sales of $64.0 million for the year to date 1999, an increase of 180% or $41.1 million from the year to date 1998, primarily attributable to the acquisition of Heath/Zenith in February 1998 and a 15% increase in the traditional tool business.

         Cost of Sales. For the year to date 1999, cost of sales was $79.9 million, an increase of $21.9 million or 38% from the year to date 1998, reflecting the higher sales. Cost of sales was 69% of net sales during the year to date 1999 compared to 64% for the year to date 1998. This increase is because of (i) proportionately higher sales of home security products, which are sold at lower margins, and (ii) higher manufacturing overhead per unit of zone heating products, which resulted from the weather-related reduction in production of heating products.

         Selling, General and Administrative Expenses. For the year to date 1999, selling, general and administrative expenses were $28.9 million, an increase of $8.8 million or 44% over the year to date 1998, primarily attributable to the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 25% for the year to date 1999 compared to 22% for the year to date 1998. This higher level is associated with an increase in selling expenses for higher freight, advertising and warranty expenses associated with the sales increase to the major home centers and higher amortization expenses associated with the November 1997 recapitalization and the acquisitions of Heath/Zenith, FMI and UHI.

         Operating Profit. Operating profit was $7.4 million for the year to date 1999 as compared to $12.2 million for the year to date 1998, a decline of 40%. Operating profit attributable to zone heating products was $3.0 million for the year to date 1999, down $8.2 million from the year to date 1998 . This decline is attributable to the decline in net sales of zone heating products and the increased cost of goods sold. Operating profit attributable to specialty products was $6.3 million for the year to date 1999, an increase of $3.3 million over the year to date 1998. This increase is attributable to increased net sales of specialty products related primarily to the acquisition of Heath/Zenith.

         Interest Expense. Interest expenses for the year to date 1999 was $13.2 million an increase of $6.1 million from the year to date 1998, reflecting the November 1997 recapitalization and the acquisitions of FMI, UHI and Heath/Zenith.

         Income Tax. The provision for income taxes was 44% for the year to date 1999, comparable to the rate of 42% for the year to date 1998.

         Net Income. Net income for the year to date 1999 was a loss of $3.2 million compared to a profit of $2.9 million for the year to date 1998, a decline of 210%. This decline is attributable to the lower operating profit and higher interest expense.

Liquidity and Capital Resources

         The Company's primary cash needs have been for working capital, capital expenditures and debt service requirements. The Company's sources of liquidity have been cash flows from operations and borrowings under its revolving credit facilities. The Company's business is subject to a pattern of seasonal fluctuation. The Company's needs for working capital and the corresponding debt levels tend to peak in the second and third fiscal quarters. The amount of sales generated during the second and third fiscal quarters generally depends upon a number of factors, including the level of retail sales for heating products during the prior fall and winter, weather conditions affecting the level of sales of heating products, general economic conditions, and other factors beyond the Company's control.

         Net cash used in operating activities for the twenty-six weeks ended August 29, 1998 was $31.9 million compared to net cash used a year ago of $42.8 million for the same period last year. This positive reduction of $10.9 million reflects the lower inventory build up associated with the reduced production of zone heating products.

         Net cash used in investing activities was $43.0 million for the twenty-six weeks ended August 29, 1998 compared to $2.7 million for the twenty-six weeks ended August 30, 1997. This higher cash used for investing activities reflects the acquisition of UHI and FMI. Net cash provided by financing activities for the second quarter ended August 29, 1998 was $74.7 million compared to $40.7 million a year ago due to the issuance of Common Stock and bank loans associated with the acquisitions of UHI and FMI.

         The Credit Facility provides for commitments in an aggregate amount of up to $225.0 million. Borrowings outstanding under the Credit Facility were $197.0 million on August 29, 1998. Outstanding letters of credit and foreign currency contracts established to facilitate merchandise purchases were $9.0 million and $4.2 million, respectively, on August 29, 1998. The Company had the ability to incur additional indebtedness of $16.8 million at August 29, 1998 under the Credit Facility.

         The Company expects that capital expenditures during fiscal 1999 will be approximately $3.9 million. Capital expenditures are expected to be funded from internally generated cash flows and by borrowings under the Credit Facility.

         Management believes that cash flow from operations and availability under the Credit Facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Year 2000

         The Company is in the process of reviewing its computer and operational systems to identify and determine the extent to which any such systems will be vulnerable to potential errors and failures as a result of the "Year 2000" problem. The Year 2000 problem is a result of computer programs being written using two digits, rather than four digits, to identify years. The Year 2000 presents several risks to the Company: (i) that the Company's internal systems may not function properly, (ii) that suppliers' computer systems may not function properly and, consequently, deliveries of required parts may be delayed, (iii) that customers' computer systems may not function properly and, consequently, orders or payments for the Company's products may be delayed, and
(iv) that the Company's bank's computer systems could malfunction, disrupting the Company's orderly posting of deposits, funds transfers and payments. The occurrence of any one or more of these events could have a material adverse effect on the Company's financial condition and results of operations. Except as disclosed below, the Company does not have any contingency plans to address the Year 2000 problem.

         The Company has written all of its internal management information systems ("MIS") applications, rather than buying applications from vendors, and is in the process of testing those applications to identify those which require modification to appropriately address the Year 2000 problem. Management believes that the Company's MIS staff will be able to modify all such applications prior to the Year 2000, although there can be no assurances that such modifications will be timely completed. The expenses of the Company's efforts to identify and address any Year 2000 problems are not expected to be material.

         The Company has begun a program to identify critical parts and materials suppliers to evaluate the extent of the Year 2000 risk to the Company's continued timely receipt of parts and materials deliveries. Management believes that such efforts will allow the Company to identify any risk of parts or materials shortages and either to find alternative suppliers or to order sufficient quantities of critical parts and materials prior to the Year 2000 so as to avoid adverse effects on the Company's financial condition and results of operations, although there can be no assurances that such efforts will be successful.

         The Company is also engaged in discussions with certain major customers to ensure that electronic data interchange ("EDI") formats function properly notwithstanding the advent of the Year 2000. EDI is the primary method by which customers place orders for the Company's products. Such discussions are well advanced, and management believes that transmission of orders from these major customers will not be significantly affected by the advent of the Year 2000, although there can be no assurances in this regard. Management does not, however, have sufficient information regarding the internal systems of all of its customers to form an opinion as to whether such customers will be able to timely place such orders or to timely pay for products. The purchasing patterns of existing and potential customers may be affected by Year 2000 problems that could cause unexpected fluctuations in the Company's sales volumes.

PART II  Other Information

Item 2.  Changes in Securities

         On August 19, 1998, the Company issued approximately 1,849,043 shares of Common Stock to existing stockholders, at a price of approximately$6.49 per share. Such sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 thereunder.

         On August 28, 1998, the Company issued approximately 11,634 shares of Common Stock to existing stockholders, at a price of approximately$6.49 per share. Such sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 thereunder.


Item 4.  Submission of Matters to a Vote of Security Holders

         On June 29, 1998, the holders of a majority of the Company's issued and outstanding shares of Common Stock, by written consent, approved, as of March 19, 1998, the Company's 1998 Stock Option Plan relating options for officers and employees of the Company and Desa to acquire up to an aggregate of 1,462,222 shares of Common Stock, such options to be granted by the Compensation Committee of the Company's Board of Directors. As required by the Delaware General Corporation Law, notice of such action by written consent was mailed to all of the Company's stockholders on or about July 7, 1998.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1     Desa Holdings Corporation 1998 Stock Option Plan
                  10.2     Desa  Holdings  Corporation   Stockholders  Agreement
                           dated as of November 26, 1997 among the Company and the persons named therein
                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the period for which this report is made.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DESA HOLDINGS CORPORATION

                                       By:

Dated: October 9, 1998                 /s/ Robert H. Elman
                                       Robert H. Elman
                                       Chairman and Chief Executive Officer

Dated: October 9, 1998                 /s/ Edward G. Patrick
                                       Edward G. Patrick
                                       Vice President of Finance and Treasurer
                                       (Principal Financial Officer)

Dated: October 9, 1998                 /s/ Scott M. Nehm
                                       Scott M. Nehm
                                       Vice President and Controller
                                       (Chief Accounting Officer)