Form 10-Q
period 1998-11-28
DESA HOLDINGS CORP
filed 1999-01-11
CIK 1051362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the thirteen week period ended November 28, 1998

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of January 4, 1999, there were 15,548,692 shares of Registrant's Common Stock, $.01 par value per share, and 90,604 shares of the Registrant's Nonvoting Common Stock, $.01 par value per share, outstanding.

                            DESA HOLDINGS CORPORATION

                                    FORM 10-Q

                                November 28, 1998

                                      INDEX

                                                                                     Page

PART I    Financial Information

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets - November 28, 1998 and February 28,            3
          1998

          Consolidated Statements of Income - Thirteen Weeks and Thirty-nine          4
          Weeks ended November 28, 1998 and November 29, 1997

          Consolidated Statements of Stockholders' Equity (Deficit)                   5

          Consolidated Statements of Cash Flows - Thirty-nine Weeks ended             6
          November 28, 1998 and November 29, 1997

          Notes to Consolidated Financial Statements                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and             16
          Results of Operations

PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K                                            23
          Signatures                                                                  24

                                           DESA Holdings Corporation

                                          Consolidated Balance Sheets
                                    (in thousands, except number of shares)
                                                                                   November 28   February 28
                                                                                       1998          1998
                                                                                   --------------------------
                                                                                    (unaudited)
Assets
Current assets:

     Cash and cash equivalents                                                      $     582    $     794
     Accounts receivable, net                                                          80,961       20,838
     Inventories:
        Raw materials                                                                   1,036        1,257
        Work-in-process                                                                 8,549        8,908
        Finished goods                                                                 42,350       30,191
                                                                                    ----------------------
                                                                                       51,935       40,356
     Deferred tax assets                                                                4,156        3,730
     Other current assets                                                               2,127        1,440
                                                                                    ----------------------
Total current assets                                                                  139,761       67,158

Property, plant and equipment:
     Land                                                                                 390          390
     Buildings and improvements                                                         5,339        5,241
     Machinery and equipment                                                           34,473       29,891
     Furniture and fixtures                                                               781          630
                                                                                    ----------------------
                                                                                       40,983       36,152
     Less accumulated depreciation                                                     25,535       22,593
                                                                                    ----------------------
                                                                                       15,448       13,559
Goodwill, net                                                                          82,999       63,430
Other assets                                                                           26,162       11,489
                                                                                    ----------------------
Total assets                                                                        $ 264,370    $ 155,636
                                                                                    ======================
Liabilities and stockholders' deficit Current liabilities:
     Accounts payable                                                               $  40,536    $  15,035
     Accrued interest                                                                   6,739        5,725
     Other accrued liabilities                                                         15,994       14,004
     Income taxes payable                                                               2,808           49
     Current portion of long-term debt                                                 39,437        5,250
                                                                                    ----------------------
Total current liabilities                                                             105,514       40,063

Long-term debt                                                                        287,910      261,105
Deferred tax liabilities                                                                1,962        1,781
Other liabilities                                                                         579          433
                                                                                    ----------------------
Total liabilities                                                                     395,965      303,382

Commitments

Series C redeemable preferred stock, $.01 par value; authorized--
     40,000 shares; issued and outstanding-- 17,600 shares at February 28, 1998
     and 18,850 shares at November 28, 1998                                            16,002       14,661

Stockholders' deficit:
     Common stock, $.01 par value; authorized--50,000,000 shares; issued and
     outstanding-- 13,688,015 shares February 28, 1998 and 15,548,692 155                 137
     shares at November 28, 1998

     Nonvoting  common stock,  $.01 par value; authorized--2,000,000 shares;
     issued and outstanding-- 90,604 shares at February 28, 1998
     and November 28, 1998                                                                  1            1

     Capital in excess of par value                                                    97,984       85,926
     Carryover predecessor basis adjustment                                           (32,309)     (32,309)
     Accumulated deficit                                                             (212,458)    (215,598)
     Cumulative other comprehensive loss                                                 (970)        (564)
                                                                                    ----------------------
Total stockholders' deficit                                                          (147,597)    (162,407)
                                                                                    ----------------------
Total liabilities and stockholders' deficit                                         $ 264,370    $ 155,636
                                                                                    ======================
See accompanying notes

                                             DESA Holdings Corporation

                                         Consolidated Statements of Income
                                                   (in thousands)

                                                    (Unaudited)



                                                          Thirteen Weeks Ended           Thirty-nine Weeks Ended

                                                      November 28    November 29       November 28    November 29
                                                         1998           1997              1998           1997
                                                      --------------------------       --------------------------

Net sales                                             $134,679       $103,015           $250,849       $193,404
Cost of sales                                           87,055         65,185            166,996        123,243
                                                      -----------------------           -----------------------
Gross profit                                            47,624         37,830             83,853         70,161

Operating costs and expenses:
     Selling                                            19,570         13,277             40,323         27,165
     General and administrative                          3,762          3,770              9,726          8,312
     Other                                               1,712            410              3,850          2,082
                                                      -----------------------           -----------------------
                                                        25,044         17,457             53,899         37,559
                                                      -----------------------           -----------------------

Operating Profit                                        22,580         20,373             29,954         32,602

Interest expense                                         7,559          4,159             20,796         11,321
                                                      -----------------------           -----------------------
Income before provision for income taxes                15,021         16,214              9,158         21,281

Provision for income taxes                               6,808          6,639              4,188          8,769
                                                      -----------------------           -----------------------

Income before extraordinary loss                         8,213          9,575              4,970         12,512

Extraordinary loss, net of income taxes of $1,495            0          2,308                  0          2,308
                                                      -----------------------           -----------------------

Net income                                               8,213          7,267              4,970         10,204

Less dividends on preferred stock                          564             17              1,642             17
                                                      -----------------------           -----------------------
Income available for common stockholders              $  7,649       $  7,250           $  3,328       $ 10,187
                                                      =======================           =======================


See accompanying notes


                                                      DESA Holdings Corporation
                                          Consolidated Statements of Stockholders' Deficit

                                                                                                      Cumulative
                                          Nonvoting    Capital in     Carryover                         Other           Total
                               Common       Common     Excess of      Predecssor     Accumulated    Comprehensive    Stockholders'
                                Stock       Stock      Par Value      Adjustment       Deficit           Loss           Deficit
                             -------------------------------------------------------------------------------------------------------

Balance at
February 28, 1998                $137         $1         $85,926      ($32,309)        ($215,598)       ($564)        ($162,407)

Comprehensive income:

   Net Income                                                                              4,970                          4,970

   Foreign currency
     translation adjustment                                                                              (406)             (406)
                                                                                                                    -----------

Comprehensive income                                                                                                      4,564
                                                                                                                    -----------


Accretion of preferred stock                                                                (188)                          (188)

Dividends on preferred stock                                                              (1,642)                        (1,642)

Issuance of common stock           18                     12,058                                                         12,076
                             --------------------------------------------------------------------------------       -----------
Balance at
November 28, 1998                $155         $1         $97,984      ($32,309)        ($212,458)       ($970)        ($147,597)
                             ================================================================================       ===========


See accompanying notes

                                             DESA Holdings Corporation
                                       Consolidated Statements of Cash Flows
                                                   (in thousands)

                                                    (Unaudited)

                                                                                     Thirty-nine Weeks Ended

                                                                                    November 28   November 29
                                                                                        1998         1997
                                                                                    -------------------------
Operating activities
Net income                                                                           $   4,970    $  10,204

Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation                                                                        2,957        2,363
     Amortization                                                                        3,511        1,570
     Deferred income taxes                                                                 (15)          28
     Equity in undistributed earnings of joint venture                                    (117)        (124)
     Extraordinary loss                                                                      0        2,308
     Increase in operating assets, net of effects of acquisitions:
         Accounts receivable, net                                                      (58,457)     (52,520)
         Inventories                                                                    (7,674)     (11,386)
         Other current assets                                                             (570)        (599)
     Increase (decrease) in operating liabilities, net of effects of acquisitions:
         Accounts payable                                                               23,896        7,117
         Accrued interest                                                                1,074         (957)
         Other accrued liabilities                                                        (272)       2,564
         Income taxes payable                                                            2,759        3,834
         Other liabilities                                                                 146          105
                                                                                     ----------------------
Net cash used in operating activities                                                  (27,792)     (35,493)
                                                                                     ----------------------
Investing activities
Capital expenditures                                                                    (3,645)      (3,690)
Dividends received from joint venture                                                      123          124
Net cash paid for acquisition of businesses                                            (39,635)
Other                                                                                     (986)         270
                                                                                     ----------------------
Net cash used in investing activities                                                  (44,143)      (3,296)
                                                                                     ----------------------
Financing activities Recapitalization transactions:
     Proceeds from Working Capital Loan                                                      0       35,500
     Proceeds from Term Loans                                                                0      100,000
     Proceeds from issuance of Senior Subordinated Notes                                     0      130,000
     Proceeds from issuance of Series C Redeemable Preferred Stock                           0       14,598
     Proceeds from issuance of warrants                                                      0        3,002
     Proceeds from issuance of common stock                                                  0       73,815
     Exercise of options                                                                     0          150
     Repurchase of common stock                                                              0     (156,587)
     Repayment of Term Loans                                                                 0     (183,095)
     Payment of expenses                                                                     0      (16,772)
Increase in revolving loan                                                                   0       43,000
Increase (decrease) in Working Capital Loan                                             32,657       (2,645)
Proceeds from issuance of common stock                                                  12,076            0
Principal payments of Term Loans                                                        (1,725)      (6,855)
Payments for repurchase of common stock                                                      0          (30)
Exercise of stock options                                                                    0            5
Increase in Acquisition Loans                                                           30,000            0
Payment of debt financings costs in connection with debt issuance                       (1,193)           0
Payment of expenses related to issuance of preferred stock                                 (96)           0
                                                                                     ----------------------
Net cash provided by financing activities                                               71,719       34,086

Effect of exchange rates on cash                                                             4         (154)
                                                                                     ----------------------
Decrease in cash and cash equivalents for the period                                      (212)      (4,857)
Cash and cash equivalents at beginning of period                                           794        5,058
                                                                                     ----------------------
Cash and cash equivalents at end of period                                           $     582    $     201
                                                                                     ======================

See accompanying notes

                                                         6

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Basis of Presentation

         The interim consolidated financial statements for the periods presented herein have not been audited by independent public accountants. In the opinion of management of DESA Holdings Corporation (the "Company"), all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the results of operations for the periods have been included. Interim results are not necessarily indicative of results for a full year. Sales of the Company's zone heating products follow seasonal patterns that affect the Company's results of operations.

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

         The consolidated balance sheet presented as of February 28, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes thereto included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-4 (SEC File No. 333-44969-01).

         Other than a small amount of goodwill and a $2.06 million note payable, the Company has no assets, operations or cash flows independent of DESA International, Inc. ("Desa") and, accordingly, separate financial statements for Desa have not been provided as management believes that such financial statements are not material to an investor.


2.       Summary of Significant Accounting Policies

         Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Desa, and all of its wholly-owned subsidiaries, including Desa Industries of Canada, Inc., Desa Europe B.V., DESA Industries of V.I., Inc., and Heath Company Limited. All significant intercompany accounts and transactions have been eliminated. Desa's 50% interest in a joint venture is accounted for using the equity method.

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

         Impact of Recently Issued Accounting Pronouncements

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits ("FAS 132"). FAS 132 is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company in conjunction with its 1999 year-end reporting. The overall objective of FAS 132 is to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information easier to prepare and more understandable. Management does not anticipate that FAS 132 will have a significant effect on the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 must first be applied in the first quarter of fiscal years that begin after June 15, 1999. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivatives change in fair value will immediately be recognized in earnings. Management has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

3.       Financing Arrangements

         The Company entered into a new credit agreement on November 26, 1997 with NationsBank, N.A., UBS Securities LLC and Nationsbanc Montgomery Securities, Inc., which was amended in May 1998, that consists of a Working Capital Loan Commitment of up to $75,000,000 (which includes a Swing-Line Loan Commitment of up to $5,000,000 and provides that the Company can use Letters of Credit up to $10,000,000 under the Working Capital Loan Commitment), a Term A Loan Commitment ("Term A Loan") of $50,000,000, a Term B Loan Commitment ("Term B Loan") of $50,000,000, an Acquisition Loan Commitment of up to $20,000,000 and an Acquisition Loan Commitment B of up to $30,000,000 (collectively, the "Credit Facility").

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Outstanding borrowings consist of the following (in thousands):

                                                            November 28,   February 28,
                                                               1998            1998
                                                            ------------   ------------
9 7/8% Senior Subordinated Notes Due 2007 (A)                $130,000        $130,000
Term A Loan (B)                                                47,900          49,125
Term B Loan (C)                                                49,250          49,750
Working Capital Loan Commitment (D)                            48,137          15,480
Acquisition Loan (E)                                           20,000          20,000
Acquisition Loan B (F)                                         30,000            --
Note payable related to acquisition of Heath/Zenith (G)         2,060           2,000
                                                             --------        --------
Total outstanding borrowings                                 $327,347        $266,355
Less current portion of long-term debt                         39,437           5,250
                                                             --------        --------

Total long-term debt                                         $287,910        $261,105
                                                             ========        ========

(A) The Senior Subordinated Notes are payable on December 15, 2007 and accrue interest at a rate of 9.875% per annum. Interest is payable semi-annually on June 15 and December 15. The Senior Notes can be redeemed prior to the mandatory redemption date based upon the occurrence of certain events, as defined. Desa is the issuer of the Senior Subordinated Notes, which are fully and unconditionally guaranteed by the Company.

(B) The Term A Loan is payable in quarterly installments through November 26, 2003, and accrues interest at the prime rate plus 1.50% or LIBOR plus 2.50% at the option of the Company. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. Once repaid, the Term A Loan may not be reborrowed.

(C) The Term B Loan is payable in quarterly installments through November 26, 2004, and accrues interest at the prime rate plus 1.875% or LIBOR plus 2.875% at the option of the Company. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. Once repaid, the Term B Loan may not be reborrowed.

(D) The Working Capital Loan Commitment is payable at any time at the option of the Company prior to November 26, 2003, and accrues interest at the prime rate plus 1.50% or LIBOR plus 2.50%, at the option of the Company. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. As of November 28, 1998, letters of credit of $2,614,371 were outstanding under the Working Capital Loan Commitment. Borrowings are generally limited to specific percentages of eligible trade receivables and inventory. The Credit Facility requires a Clean-Up Period, as defined under the Working Capital Loan

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Commitment, for a period of 30 consecutive days occurring between January 1 and May 30. During each Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and Swing Line loan advances outstanding may not exceed $15,000,000. As of November 28, 1998, approximately $33 million of working capital borrowings have been classified as current, reflecting the Company's intention to pay down such advances in order to comply with the Clean-Up Period requirements. Such amount may be reborrowed after compliance with the Clean-Up Period requirements.

(E) The Acquisition Loan is payable in quarterly installments commencing in February 2000 and extending through November 26, 2003, and accrues interest, which is payable quarterly, at the prime rate plus 1.875% or LIBOR plus 2.875% at the option of the Company. Once repaid, the Acquisition Loan may not be reborrowed.

(F) The Acquisition Loan B is payable in quarterly installments commencing in February 2000 and extending through November 26, 2003, and accrues interest, which is payable quarterly, at the prime rate plus 1.875% or LIBOR plus 2.875% at the option of the Company. Once repaid, the
         Acquisition B Loan may not be reborrowed. On August 19, 1998, the Acquisition B Loan was drawn on to fund the Fireplace Manufacturers, Inc. and Universal Heating, Inc. acquisitions. $30,000,000 was borrowed, of which $4,423,170 was used to pay down the Working Capital Loan.

(G) The note payable is due on December 31, 2008 and accrues interest, which is payable semi-annually, at a rate of 7.5% per annum. The Company may elect, upon written notice, to defer any interest payments, in which event such interest payments shall effectively convert to principal and accrue interest at a rate of 7.5% per annum.

                  In accordance with the terms of the Working Capital Loan Commitment, the ability of the Company to incur additional indebtedness is limited, as defined. At November 28, 1998, the Company had the ability to incur additional indebtedness of $24.2 million.

                  On October 1, 1998, Desa entered into a binding agreement with NationsBank for an interest rate swap. The terms of the swap transaction have an effective date of November 27, 1998 and terminate on November 29, 1999 and obligate the Company to pay a fixed rate of 4.75% on $75,000,000 and NationsBank to pay a floating rate based on LIBOR on $75,000,000.

         4.       Comprehensive Income

                  As of March 2, 1997, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         adoption of FAS 130 has had no effect on the Company's net income or stockholders' deficit. FAS 130 requires the Company's foreign currency translation adjustment, which prior to adoption was reported separately in stockholders' deficit, to be included in other comprehensive income. Amounts reported in prior year financial statements have been reclassified to conform with the requirements of FAS 130. As of November 28, 1998 the cumulative other comprehensive loss consisted solely of the Company's foreign currency translation adjustment.

         Comprehensive income consisted of the following (in thousands):

                                           Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                           November    November         November     November
                                           28, 1998    29, 1997         28, 1998     29, 1997

         Net income                       $  8,213    $  7,267         $  4,970     $ 10,204
         Net change in foreign
         currency translation
         adjustment                            131         (56)            (406)        (154)
                                          --------    --------         --------     --------
         Comprehensive income             $  8,344    $  7,211         $  4,564     $ 10,050
                                          ========    ========         ========     ========

5.       Stockholders' Deficit

         Effective in March 1998, the Company established the 1998 Stock Option Plan. The plan terminates in ten years and provides for the issuance of incentive options or nonqualified stock options for up to 1,462,222 shares of common stock, $.01 par value per share, of the Company ("Common Stock"). The stock options may be granted to key employees or eligible non-employees as defined, as determined by the Compensation Committee of the Board of Directors, and the term of the options cannot exceed ten years from the grant date, except for employees who own stock possessing more than 10% of the combined voting power of all classes of stock of the Company, for whom the term of the options is five years. The exercise price of the incentive options must be equal to or greater than the fair market value of the Common Stock on the date of grant, except for employees who own stock possessing more than 10% of the combined voting power of all classes of stock, for whom the exercise price cannot be less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price of the nonqualified options is determined by the Compensation Committee of the Board of Directors.

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         5.       Stockholders' Deficit (continued)

         Effective in March and July of 1998, the Compensation Committee awarded incentive stock options to purchase an aggregate of 187,750 shares of Common Stock to certain key employees at an exercise price of $6.50 per share. These options vest as follows: 5% at the end of year one, 10% at the end of year two, 60% at the end of year three, 80% at the end of year four and 100% at the end of year five.

         In September 1998, the Compensation Committee awarded incentive stock options to purchase an aggregate of 1,179,777 shares of Common Stock to certain key employees at an option price of $6.50 per share. These options vest upon the attainment of certain performance goals.

6.       Segment Information

         The Company is organized into two primary product categories: (a) zone heating products, which include indoor room heaters, hearth products and outdoor heaters, and (b) specialty products, which include specialty tools and home security products.

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

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Operational results and other financial data for the two business segments for the periods ended November 28, 1998 and November 29, 1997 are presented below (in thousands):

                                              Zone
                                            Heating   Specialty     General
                                            Products   Products    Corporate    Total
                                            --------   --------    ---------    -----
Thirteen weeks ended November 28, 1998
Net sales                                   $ 95,852   $ 38,827       --      $134,679
Operating profit                              17,776      6,047     (1,243)     22,580
Depreciation and amortization                  2,113        432        466       3,011
Identifiable assets                          153,978     93,345     17,047     264,370
Capital expenditures                             568        268          3         839

Thirteen weeks ended November 29, 1997
Net sales                                     90,650     12,365       --       103,015
Operating profit                              19,644      1,669       (940)     20,373
Depreciation and amortization                  1,231         45        254       1,530
Identifiable assets                          119,086     25,841     12,853     157,780
Capital expenditures                             716        111          3         830

                                              Zone
                                            Heating   Specialty     General
                                            Products   Products    Corporate    Total
                                            --------   --------    ---------    -----
Thirty-nine weeks ended November 28, 1998

Net sales                                   $148,000   $102,849       --      $250,849
Operating profit                              20,819     12,381     (3,246)     29,954
Depreciation and amortization                  3,891      1,358      1,219       6,468
Identifiable assets                          153,978     93,345     17,047     264,370
Capital expenditures                           3,059        517         69       3,645

Thirty-nine weeks ended November 29, 1997
Net sales                                    158,144     35,260       --       193,404
Operating profit                              30,841      4,731     (2,970)     32,602
Depreciation and amortization                  2,925        246        762       3,933
Identifiable assets                          119,086     25,841     12,853     157,780
Capital expenditures                           3,364        323          3       3,690


                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



7.       Prior Period Acquisitions

         On February 4, 1998, the Company purchased all of the issued and outstanding stock of Heath Holding Corp. ("Heath/Zenith") for an aggregate purchase price of $42,365,000. The purchase price consisted of $40,365,000 in cash and a $2,000,000 junior subordinated note payable. Heath/Zenith is engaged in the manufacturing and distribution of motion-sensor lighting products and wireless home-controlled devices, all of which are included in the Specialty Products segment of the Company. The Company accounted for such acquisition using the purchase method. The fair value of the assets acquired and liabilities assumed at February 4, 1998 is summarized as follows (in thousands):

                  Current assets                            $25,757
                  Property, plant and equipment                 458
                  Other assets                                2,370
                  Goodwill                                   23,769
                  Current liabilities                        (9,989)
                                                            -------
                                                            $42,365

         This allocation is preliminary and will be adjusted as necessary based upon our further analysis of the acquisition of Heath/Zenith.

         On August 19, 1998, the Company consummated two acquisitions. The Company acquired all of the outstanding stock of Fireplace Manufacturers, Inc. ("FMI"), which then merged into Desa, for a net cash purchase price of $21,984,798. The Company also entered into non-compete agreements with certain executives of FMI covering a three-year period for aggregate payments of $3,050,000. The Company also acquired the worldwide rights (except in China) to distribute Universal Heating, Inc.'s and its affiliates ("UHI") indoor heating products, through Desa U.S. Inc., which then merged into Desa, for a cash purchase price of $12,332,548, including non-compete payments of $1,998,000. The Company financed the two acquisitions through borrowings of $25,891,500 under the Credit Facility (Acquisition Loan B) and the issuance of 1,860,677 shares of Common Stock to existing stockholders for $12,075,500. The cash purchase prices set forth above exclude an aggregate of $600,000 in fees and expenses incurred in connection with both acquisitions and approximately $1,200,000 in debt financing fees paid to obtain Acquisition Loan B.

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



         The Company accounted for such acquisitions using the purchase method, and, accordingly, the results of operations of such acquisitions have been included in the Company's results of operations from the acquisition dates. The following summarizes the fair value of the assets acquired and liabilities assumed at August 19, 1998, for the two acquisitions (in thousands):


               Current assets                                $ 5,080
               Property, plant and equipment                   1,202
               Other assets                                   10,385
               Non-compete agreements                          5,048
               Goodwill                                       18,837
               Current liabilities                            (2,585)
                                                             -------
                                                             $37,967

         This allocation is preliminary and will be adjusted as necessary based upon our further analysis of both acquisitions.

         The following supplemental pro forma information is presented as if the acquisitions of Heath/Zenith, FMI and UHI had been completed as of March 1, 1998, and as of March 2, 1997:

                                                          Thirty-nine weeks ended
                                                   November 28, 1998    November 29, 1997
                                                   -----------------    -----------------
                                                           (dollars in thousands)

Net sales                                               $263,556             $275,330
Income from operations before extraordinary item        $ 30,050             $ 35,984
Income before extraordinary item                        $  5,211             $  9,426
Net income                                              $  4,754             $  7,118


                            DESA HOLDINGS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         This quarterly report on Form 10-Q of Desa Holdings Corporation (the "Company," which includes its consolidated subsidiaries unless the context indicates otherwise contains statements which constitute forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this report and include statements regarding the strategies, plans, beliefs or current expectations of the Company and its management and other statements that are not historical facts. Readers are cautioned that any such forward looking statements are not guaranties of future performance and involve risks and uncertainties, and that actual results may differ materially from those set forth in such forward looking statements as a result of various factors. Such factors include, but are not limited to, the Company's vulnerability to adverse general economic and industry conditions because of its leverage, the Company's ability to obtain future financing on acceptable terms, the Company's ability to integrate acquired companies and to complete acquisitions on satisfactory terms, the demand and price for the Company's products relative to production costs, the seasonality of the Company's business and uncertainties regarding the resolution of Year 2000 problems. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect errors or circumstances that occur after the date hereof.

         The following discussion of the Company's results of operations and financial condition for the thirteen and thirty-nine week periods ending November 28, 1998, and November 29, 1997, should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as for the fiscal year ended February 28, 1998, included in the Company's Registration Statement on Form S-4 (SEC File No. 333-44969-01).

Overview

         The Company is organized into two primary product categories: (a) zone heating products, which include indoor room heaters, hearth products and outdoor heaters, and (b) specialty products, which include specialty tools and home security products. The Company records sales upon shipment of products to its customers. Net sales constitute gross sales net of an accrual for returns and allowances and cash discounts.

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

         The Company's net sales and operating profit of zone heating products in its current fiscal year may be adversely affected by warm weather during the preceding winter, which can result in inventory carryover by the Company's customers. Last winter and this fall were unusually warm and, consequently, net sales and operating profit of zone heating products for the first three quarters of the current fiscal year were lower than in similar periods in the previous fiscal year.

         Sales of the Company's specialty products do not follow a significant seasonal pattern and are not affected by weather patterns. Historically, these sales have followed a relatively level quarterly pattern.

Acquisitions

         On August 19, 1998, the Company consummated the acquisitions of FMI and the worldwide rights (except in China) to distribute UHI's indoor heating products. FMI is a Santa Ana, California based manufacturer of wood-burning metal fireplaces, decorative gas appliances with refractory-lined fireboxes, direct vent gas fireplaces, and related chimney flues. UHI, based in Yorba Linda, California, is a privately held manufacturer of indoor gas heating products. The aggregate purchase price for the acquisitions was $37,967,346 including non-compete payments. These acquisitions were accounted for under the purchase method of accounting.

         The Company financed these acquisitions with the proceeds of a $25,891,500 advance under its senior credit facility and $12,075,500 of the proceeds from the issuance of approximately 1,860,677 additional shares of the Common Stock by the Company. The additional equity was sold to existing stockholders of the Company at a per-share price of approximately $6.50.

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

Results of Operations

                  Thirteen Week Period Ended November 28, 1998, Compared to the Thirteen Week Period Ended November 29, 1997

         Net sales. Net sales in the thirteen weeks ended November 28, 1998, ("third quarter 1999") were $134.7 million, an increase of 31% or $31.7 million compared to the thirteen weeks ended November 29, 1997 ("third quarter 1998"). Zone heating products had net sales of $95.9 million in third quarter 1999, an increase of 6% or $5.2 million from third quarter 1998. This increase reflects primarily the effects of the previously discussed FMI and UHI acquisitions on indoor and hearth heating product sales. Specialty products had net sales of $38.8 million in the third quarter 1999, an increase of 214% or $26.5 million over third quarter 1998, primarily attributable to the acquisition of Heath/Zenith and its line of home security products in February 1998 and a 38% growth in the traditional tool business over third quarter 1998.

         Cost of Sales. For third quarter 1999, cost of sales was $87.1 million, an increase of $21.9 million or 34% from third quarter 1998, attributable to the higher net sales for the period. Cost of sales was 65% of net sales in third quarter 1999 compared to 63% for third quarter 1998. This increase is because of
(i) product mix with proportionately higher sales of acquired business products, which are sold at lower margins, and (ii) higher manufacturing overhead per unit of zone heating products, which resulted from the weather-related reduction in production of heating products along with an increase of $.4 million in depreciation expense over third quarter 1998.

         Selling, General and Administrative Expenses. For third quarter 1999, selling, general and administrative expenses were $25.0 million, an increase of $7.6 million or 43% from third quarter 1998, primarily attributable to the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 19% for third quarter 1999 compared to 17% in third quarter 1998. This higher level is associated with an increase in selling expenses of 1.6% for higher freight, advertising and warranty expenses associated with the sales increase to the major home centers and higher amortization expenses of 0.7% associated with the November 1997 recapitalization and the acquisitions of Heath/Zenith, FMI and UHI.

         Operating Profit. Operating profit was $22.6 million for third quarter 1999 compared to $20.4 million for third quarter 1998, an increase of 11%. Operating profit attributable to zone heating products was $17.8 million for third quarter 1999, down $1.9 million from third quarter 1998. This decline is attributable to the increased cost of goods sold associated with under absorbed factory overhead and higher selling costs associated with sales increase to major home centers. Specialty products operating profit was $6.0 million for the third quarter 1999, an increase of $4.4 million over third quarter 1998. This increase is attributable to increased net sales of specialty products related primarily to the acquisition of Heath/Zenith and a 74% increase in the traditional tool business over third quarter 1998.

         EBITDA for the third quarter 1999 was $25.6 million, an increase of $3.7 million or 17% over the third quarter 1998 which was $21.9 million. EBITDA is defined as income before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles.

         Interest Expense. Interest expense for third quarter 1999 was $7.6 million, an increase of $3.4 million or 82%, reflecting the November 1997 recapitalization and the financing of the acquisitions of Heath/Zenith, FMI, and UHI.

         Income Tax. The provision for income taxes was 45% for third quarter 1999, above the 41% rate for third quarter 1998. This increase is because of the nondeductibility of the higher goodwill amortization charges.

         Net Income. Net income was $8.2 million for third quarter 1999 compared to net income of $7.3 million for third quarter 1998, an increase of 13%. This increase is attributable to the writeoff of the extraordinary item associated with the November, 1997 recapitalization. Net income before extraordinary loss for third quarter 1999 was $8.2 million compared to net income before extraordinary loss for third quarter 1998 of $9.6 million, a decrease of 14%. This decline is attributable to the lower operating profit and higher interest expense.

Thirty-nine Week Period Ended November 28, 1998 Compared to the Thirty-nine Week Period Ended November 29, 1997

         Net Sales. Net sales for the thirty-nine weeks ended November 28, 1998 ("year to date 1999") were $250.8 million, an increase of $57.4 million or 30% compared to the thirty-nine weeks ended November 29, 1997 ("year to date 1998"). Zone heating products had net sales of $148.0 million for the year to date 1999, a decrease of 6% or $10.1 million from the year to date 1998. This decline primarily reflects the effects of last winter's and this fall's unusually warm weather and the related customer carryover inventory on heating products particularly, outdoor heating products. Specialty products had net sales of $102.8 million for the year to date 1999, an increase of 192% or $67.6 million from the year to date 1998, primarily attributable to the acquisition of Heath/Zenith in February 1998 and a 24% increase in the traditional tool business over year to date 1998.

         Cost of Sales. For the year to date 1999, cost of sales was $167.0 million, an increase of $43.8 million or 36% from the year to date 1998, reflecting the higher sales. Cost of sales was 67% of net sales during the year to date 1999 compared to 64% for the year to date 1998. This increase is because of (i) product mix with proportionately higher sales of acquired business products, which are sold at lower margins, and (ii) higher manufacturing overhead per unit of zone heating products, which resulted from the weather-related reduction in production of heating products primarily during the first half of the year and an increase in depreciation expense of $0.6 million over year to date 1998.

         Selling, General and Administrative Expenses. For the year to date 1999, selling, general and administrative expenses were $53.9 million, an increase of $16.3 million or 44% over the year to date 1998, primarily attributable to the net sales increase. As a percentage of net sales, selling general and administrative expenses were 21% for the year to date 1999 compared to 19% for the year to date 1998. This higher level is associated with an increase in selling expenses for higher freight, advertising and warranty expenses associated with the sales increase to the major home centers and higher amortization expenses of $2 million or 0.8% of sales associated with the November 1997 recapitalization and the acquisitions of Heath/Zenith, FMI and UHI.

         Operating Profit. Operating profit was $30.0 million for the year to date 1999 as compared to $32.6 million for the year to date 1998, a decline of 8% attributable to a $2.5 million increase in depreciation and amortization expense. Operating profit attributable to zone heating products was $20.8 million for the year to date 1999, down $10.0 million from the year to date 1998. This decline is attributable to the decline in net sales of zone heating products and the increased cost of goods sold as discussed above. Operating profit attributable to specialty products was $12.4 million for the year to date 1999, an increase of $7.7 million over the year to date 1998. This increase is attributable to increased net sales of specialty products related primarily to the acquisition of Heath/Zenith and the growth of the traditional tool business over year to date 1998.

         EBITDA for the year to date 1999 was $36.4 million, in line with the year to date 1998 of $36.5 million. EBITDA is defined as income before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles.

         Interest Expense. Interest expense for the year to date 1999 was $20.8 million, an increase of $9.5 million from the year to date 1998, reflecting the November 1997 recapitalization and the financing of the acquisitions of Heath/Zenith, FMI, and UHI.

         Income Tax. The provision for income taxes was 46% for the year to date 1999, above the rate of 41% for the year to date 1998. This increase is because of the nondeductibility of the higher goodwill amortization charges.

         Net Income. Net income for the year to date 1999 was $5.0 million compared to $10.2 million for the year to date 1998, a decline of 51%. This decline is attributable to the lower operating profit and higher interest expense.

Liquidity and Capital Resources

         The Company's primary cash needs have been for working capital, capital expenditures and debt service requirements. The Company's sources of liquidity have been cash flows from operations and borrowings under its revolving credit facilities. The Company's business is subject to a pattern of seasonal fluctuation. The Company's needs for working capital and the corresponding debt levels tend to peak in the second and third fiscal quarters. The amount of sales generated during the second and third fiscal quarters generally depends upon a number of factors, including the level of retail sales for heating products during the prior year's fall and winter, weather conditions affecting the level of sales of heating products, general economic conditions, and other factors beyond the Company's control.

         Net cash used in operating activities for the year to date 1999 was $27.8 million compared to net cash used of $35.5 million for the year to date 1998. This positive reduction of $7.7 million reflects the lower inventory build up associated with the reduced production of zone heating products and a higher accounts payable balance of $15.9 million.

         Net cash used in investing activities was $44.1 million for the year to date 1999, compared to $3.3 million for the year to date 1998. This higher cash used for investing activities reflects the acquisition of UHI and FMI. Net cash provided by financing activities for the year to date 1999 was $71.7 million, compared to $34.1 million for the year to date 1998 due to the issuance of Common Stock and bank loans associated with the acquisitions of UHI and FMI.

         The Credit Facility provides for commitments in an aggregate amount of up to $225.0 million. Borrowings outstanding under the Credit Facility were $195.3 million on November 28, 1998. Outstanding letters of credit and foreign currency contracts established to facilitate merchandise purchases were $2.6 million and $2.7 million, respectively, on November 28, 1998.

The Company had the ability to incur additional indebtedness of $24.2 million at November 28, 1998 under the Credit Facility.

         The Company expects that capital expenditures during fiscal 1999 will be approximately $4.2 million. Capital expenditures are expected to be funded from internally generated cash flows and by borrowings under the Credit Facility.

         Management believes that cash flow from operations and availability under the Credit Facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Credit Facility requires a Clean-Up Period, as defined, under the Working Capital Loan Commitment, for a period of 30 consecutive days occurring between January 1 and May 30 in each calendar year commencing January 1, 1998. During the Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and Swing Line loan advances outstanding shall not exceed $15,000,000 for any Clean-Up Period. As of November 28, 1998, approximately $33 million of working capital borrowings have been classified as current as a result of the Clean-Up requirement. Such amount may be reborrowed after compliance of the Clean-Up Period The Company's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, finance indebtedness and remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Year 2000

         The Company is in the process of reviewing its computer and operational systems to identify and determine the extent to which any such systems will be vulnerable to potential errors and failures as a result of the "Year 2000" problem. The Year 2000 problem is a result of computer programs being written using two digits, rather than four digits, to identify years. The Year 2000 presents several risks to the Company: (i) that the Company's internal systems may not function properly, (ii) that suppliers' computer systems may not function properly and, consequently, deliveries of required parts may be delayed, (iii) that customers' computer systems may not function properly and, consequently, orders or payments for the Company's products may be delayed, and
(iv) that the Company's bank's computer systems could malfunction, disrupting the Company's orderly posting of deposits, funds transfers and payments. The occurrence of any one or more of these events could have a material adverse effect on the Company's financial condition and results of operations. The Company does not have any contingency plans to address the Year 2000 problem if the efforts described below are not successful.

         The Company has written all of its internal management information systems ("MIS") applications, rather than buying applications from vendors, and is in the process of modifying those applications to appropriately address the Year 2000 problem. Such modifications are approximately 80% complete. Management believes that the Company's MIS staff will be able to modify all such applications prior to March 1, 1999, although there can be no assurances that such modifications will be timely completed. No embedded systems used in manufacturing require any modification for Year 2000 compliance. Review of embedded systems used for quality control is expected to be completed in January 1999. The expenses of the Company's efforts to identify and address any Year 2000 problems are not expected to exceed $100,000, of which $37,000 have already been spent, exclusive of staff time.

         The Company has identified critical parts and materials suppliers and is beginning a program to contact such suppliers to evaluate the extent of the Year 2000 risk to the Company's continued timely receipt of parts and materials deliveries. Management believes that such efforts will allow the Company to identify any risk of parts or materials shortages and either to find alternative suppliers or to order sufficient quantities of critical parts and materials prior to the Year 2000 so as to avoid adverse effects on the Company's financial condition and results of operations, although there can be no assurances that such efforts will be successful.

         The Company is also engaged in discussions with certain major customers to ensure that electronic data interchange ("EDI") formats function properly notwithstanding the advent of the Year 2000. EDI is the primary method by which customers place orders for the Company's products. Such discussions are completed, in the case of the Company's major home center customers, and are well advanced with other major customers using EDI, and management believes that transmission of orders from these major customers will not be significantly affected by the advent of the Year 2000, although there can be no assurances in this regard. Management does not, however, have sufficient information regarding the internal systems of all of its customers to form an opinion as to whether such customers will be able to timely place such orders or to timely pay for products. The purchasing patterns of existing and potential customers may be affected by Year 2000 problems that could cause unexpected fluctuations in the Company's sales volumes.

PART II           Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Desa Holdings Corporation Amended and Restated Stockholders Agreement dated as of October 9, 1998 among the Company and the persons named therein
                  10.2 Desa Holdings Corporation Purchase Agreement dated as of October 9, 1998 among the Company and the persons named therein
                  10.3 Preferred Stock Tagalong Agreement dated as of October 9, 1998 among the Company and the persons named therein
                  10.4     Form of Warrant
                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the period for which this report is made.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DESA HOLDINGS CORPORATION

                                       By:

Dated:  January 11, 1999               /s/ Robert H. Elman
                                       Robert H. Elman
                                       Chairman and Chief Executive Officer

Dated:  January 11, 1999               /s/ Edward G. Patrick
                                       Edward G. Patrick
                                       Vice President of Finance and Treasurer
                                       (Principal Financial Officer)

Dated:  January 11, 1999               /s/ Scott M. Nehm
                                       Scott M. Nehm
                                       Vice President and Controller
                                       (Chief Accounting Officer)