Form 10-K405
period 1999-02-27
DESA HOLDINGS CORP
filed 1999-05-28
CIK 1051362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended February 27, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from ______ to ______

                       Commission File Number 333-44969-01

                            DESA HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                       61-1251518
 (State or other jurisdiction                          (I.R.S. Employer
       of incorporation)                               Identification No.)

 2701 Industrial Drive, Bowling Green, KY                    42101
      (Address of principal executive offices)             (Zip Code)

                                 (270) 781-9600
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:        None

        Title of Each Class                 Name of Exchange on Which Registered
          Not applicable                           Not applicable

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 25, 1999, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $12,856,580.

Number of shares of the registrant's Common Stock at May 25, 1999: 15,552,509

Number of shares of the  registrant's  Nonvoting  Common  Stock at May 25, 1999:
90,604

                                             DESA HOLDINGS CORPORATION

                                           1999 FORM 10-K ANNUAL REPORT

                                                 Table of Contents

PART I

Item 1.        Business...........................................................................................4

Item 2.        Properties........................................................................................15

Item 3.        Legal Proceedings.................................................................................15

Item 4.        Submission of Matters to a Vote of Security Holders...............................................15

PART II

Item 5.        Market for the Registrant's Common Stock and Related Stockholder Matters..........................16

Item 6.        Selected Consolidated Financial and Operating Information.........................................16

Item 7.        Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................................18

Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.........................................23

Item 8.        Financial Statements and Supplementary Data.......................................................25

Item 9.        Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.............................................................................25

PART III

Item 10.       Directors and Executive Officers of the Registrant................................................26

Item 11.       Executive Compensation............................................................................28

Item 12.       Security Ownership of Certain Beneficial Owners and Management....................................31

Item 13.       Certain Relationships and Related Transactions....................................................32


PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................33

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT................................................................................35

SIGNATURES.......................................................................................................36


                            CERTAIN IMPORTANT FACTORS

         This Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding the strategies, beliefs or current expectations of Desa Holdings Corporation (with its consolidated subsidiaries, "DESA" or the "Company") and its management. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, which could cause actual results to differ materially from those in the forward looking statements. Such factors include but are not limited to the Company's vulnerability to adverse general economic and industry conditions because of its leverage, the Company's ability to obtain future financing on acceptable terms, the Company's ability to integrate acquired companies and to complete acquisitions on satisfactory terms, the demand and price for the Company's products relative to production costs, the seasonality of the Company's business and uncertainties regarding the resolution of Year 2000 problems. The accompanying information contained in this Annual Report on Form 10-K, including under the headings "Business" and
"Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies other important factors that could cause such differences. The Company undertakes no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1.  Business.

         DESA is a leading manufacturer and marketer of zone heating/home comfort products and specialty products in the United States. Through its ability to consistently offer consumers quality products with innovative features at attractive price points, the Company has developed leading market positions in (i) vent-free indoor heaters, (ii) vent-free hearth products, (iii) outdoor heaters, (iv) consumer powder-actuated fastening systems, (v) electric chain saws and (vi) motion sensor lighting. In fiscal 1999, approximately 93% of the Company's sales were generated in the United States and 7% were generated in international markets. Over 87% of the domestic sales were in product categories where DESA is the market leader. The Company has grown rapidly with sales increasing from $122.8 million in fiscal 1994 to $317.2 million in fiscal 1999, representing a compound annual growth rate ("CAGR") of 21%. The Company's EBITDA (as hereinafter defined) increased from $18.2 million, or 14.8% of sales, in fiscal 1994, to $39.0 million, or 12.3% of sales, in fiscal 1999, representing a CAGR of 21%. In addition, the Company's operating profit and cash flows provided by (used in) operating, financing and investing activities changed from $15,450, $11,892, ($8,866) and ($1,420), respectively, in 1994 to $30,366, $2,307,
$43,012 and ($45,233), respectively, in 1999. For the twelve months ended February 27, 1999, the Company had sales of $317.2 million and EBITDA of $39.0 million.

         The Company sells its products through multiple consumer and commercial channels of distribution including the leading home centers, mass merchants, warehouse clubs, hardware cooperatives, specialty heating distributors, construction and industrial equipment dealers, farm supply outlets and natural gas utilities under brand names well recognized by its customers. The Company's strategy is to aggressively target the fastest growing retailers/distributors in each channel and service these customers through a multi-brand approach to capture the largest possible share of a given product market. In addition, the Company has an established record of success in new product development and product line extensions. Over the last five years, DESA has introduced over 100 new products and line extensions which generated approximately 42% of the Company's sales growth over that time period.

Zone Heating Products (56% of Fiscal 1999 Net Sales)

         The zone heating market is comprised of indoor gas heaters, hearth products (gas logs, fireplaces and stoves) and outdoor heaters. DESA is a leading manufacturer of vent-free indoor and outdoor zone heating products in the United States. DESA's domestic zone heating business has experienced a CAGR of 16% with gross revenues increasing from $86.4 million in fiscal 1994 to $177.8 million in fiscal 1999. DESA markets its zone heating products under well-known brand names such as Reddy(R), Remington(R), Vanguard(R), Master(R) and Comfort Glow(R). The Company's zone heating business is organized into two primary product categories:

o Indoor vent-free heating appliances and hearth products: Indoor heating appliances include vent-free liquid propane and natural gas space heaters which provide economical supplemental heat to a specific area as distinguished from central heating systems which are used to heat entire buildings. Vent-free hearth products such as gas logs, fireplaces and stoves are utilized for both decorative and economic heating. Vent-free products utilize a more efficient burner system which avoids the need for outside venting, whereas vented products require a discharging of emissions outside of the building.

o Outdoor heating appliances: Outdoor heating products consist of portable units which generate heat by either using a fan to discharge heated air to a specific area (forced air heaters) or emitting heat throughout the surrounding area without the assistance of a fan (convection heaters). Forced air heaters are fueled by kerosene, propane or natural gas, while convection heaters are fueled only with propane or natural gas. Outdoor heaters are used in both residential and commercial applications. Residential applications include heating otherwise unheated garages and workshops and outdoor work areas. Commercial applications include heating factories, warehouses, construction sites and agricultural areas.

Specialty Products (44% of Fiscal 1999 Net Sales)

         DESA's domestic specialty products business has experienced a CAGR of 31% with gross revenues increasing from $36.4 million in fiscal 1994 to $139.4 million in fiscal 1999. Specialty products include powder-actuated fastening systems (tools and accessories) used to fasten wood to concrete or steel, stapling/rivet tools and electrical products such as chain saws, portable generators and home security products. These products are marketed under well-known brand names such as Remington(R), Master(R), Powerfast(R) and Heath/Zenith(R).

Competitive Strengths

         Leading Market Positions in High Growth Segments. DESA is the domestic market leader in outdoor heating appliances (77% market share), vent-free indoor gas heating (69% market share), vent-free hearth products (42% market share), powder-actuated fastening systems (85% share of the consumer market, which constitutes 40% of the total domestic market) and electric chain saws (52% market share). By leveraging its strong market positions and customer relationships in established product lines, DESA has increased sales by introducing related products or line extensions of existing products such as vent-free gas logs (introduced in fiscal 1993), vent-free fireplaces (introduced in fiscal 1995), fireboxes (introduced in fiscal 1997) and vent-free cast iron stoves (introduced in fiscal 1997).

         DESA's targeted market segments in the zone heating market have exhibited strong historical growth. Vent-free indoor gas heater and hearth products, the most rapidly growing segments in the $900 million zone heating market, have grown at a CAGR of approximately 11% over the last six years driven primarily by the increasing consumer trend towards heating with natural gas and liquid propane. The outdoor heater market has achieved a CAGR of 8% over the same period.

         Strong Relationships with a Diversified Distribution and Customer Base. DESA has organized its sales and marketing organizations by channels of distribution. The Company has built strong, long-term relationships with some of the most rapidly growing retailers, including Home Depot, Lowe's, Sears, Wal-Mart, W.W. Grainger, Ace Hardware and TruServ. The Company's products are designed to appeal to a variety of end-users, ranging from do-it-yourself
("DIY") consumers to professional home builders. By building strong relationships with the leading retailers and distributors within each of the Company's channels, DESA is well-positioned to participate in the continued growth of these key customers.

         Broad Portfolio of Products with Well-Recognized Brand Names. DESA provides a broad offering of quality products under numerous brand names which are well-recognized by its customers. The Company's key brands include:
Reddy(R), Remington(R), Vanguard(R), Master(R) and Comfort Glow(R) for zone heating products, Remington(R) for powder-actuated fastening systems and electric chain saws and Heath/Zenith(R) for motion sensor lighting. The Company also manufactures products on a private label basis for W.W. Grainger, Sears, John Deere and Homelite. DESA leverages its brand equity with its DIY consumers, professionals and specialty dealers by continually providing its customers new product offerings and product line extensions under its established brand names.

         New Product Development Process. DESA offers consumers products with innovative features at attractive price points. The quality and breadth of DESA's customer relationships provide the Company with valuable market data that serves as the foundation for the Company's new product development and product line extension process. For example, the Company's line of hearth products was initially introduced as the result of shifting consumer preferences away from
(i) wood-burning hearth products to gas technology and (ii) vented gas products to vent-free units. Over the last five years, new product introductions and product line extensions have accounted for approximately 42% of the Company's sales growth.

         Effective Cost Reduction Program and Strong Cash Flow. A core component of the Company's strong financial performance over the last five years has been a focused program to enhance margins through cost reduction. The Company has exceeded its annual cost reduction goal of 3% of cost of sales in each of the last three years.

         The Company has been able to achieve its sales growth with efficient use of working capital and low capital expenditures generating $163.1 million in free cash flow (EBITDA (as hereinafter defined) less capital expenditures) for the last five years.

         Strong Management Team. DESA was founded in 1969. The top two executives of the Company have worked together as a team for the last 14 years. These individuals have served as the catalyst for instilling a spirit of "continuous improvements" and achievement as a cultural standard within the Company. Senior management is well-complemented by a broad team of experienced managers who have been with DESA since 1985.

Business Strategy

         DESA's objective is to continue to leverage its competitive strengths to increase revenues and EBITDA. In addition, the Company believes there are significant additional opportunities to enhance its overall market and competitive position as follows:

         Continue Aggressive Growth through DESA's Primary Channels and Customers. DESA's distribution strategy is twofold: (i) establish breadth across distribution channels; and (ii) achieve depth within each channel by fostering and enhancing relationships with some of the most rapidly growing retailers in such channel (such as Home Depot and Lowe's in the home center channel and Wal-Mart and Sears in the mass merchant channel). While DESA has managed to gain access to multiple channels of distribution, significant opportunities remain to sell the Company's full product line through each of these customers.

         Penetrate New Distribution Channels. Although DESA currently sells its products through a broad distribution network, the Company believes there are opportunities to increase the penetration in some of the Company's newer channels such as plumbing supply outlets, building supply distributors, building contractors and fireplace specialty stores. Management believes that these newer channels represent attractive markets across the United States.

         Capitalize on Favorable Trends for Gas Products. Recent housing construction data reveals that over two-thirds of new homes today use gas as the primary heating source compared to one-third of new homes ten years ago. The American Gas Association estimates that approximately 60 million homes currently use gas and the number of homes utilizing gas will grow to 80 million by the year 2010. This growing preference for gas represents a significant growth opportunity for DESA as all of its indoor heating products are fueled by natural or propane gas. Additionally, by focusing on vent-free gas products, which have lower installation costs and provide increased fuel efficiency compared to vented products, the Company is well positioned to benefit from the fastest growing segments of the zone heating market.

         Increase Penetration of International Markets. Similar to the trend in the United States, the global DIY markets are experiencing attractive growth rates. Five of the ten largest home improvement retailers in the world are based outside of the United States. However, international sales comprised only 7% of DESA's total sales in fiscal 1999.

         Make Selected Acquisitions. The Company intends to seek selective acquisitions where it can expand its existing product portfolio, utilize its diversified distribution channels and achieve operational synergies. Over the last five years, 57% of the Company's sales growth has come through acquisitions. Management believes that the markets in which it operates are highly fragmented and there are numerous manufacturers of complementary products which would make attractive acquisition candidates.

Products and Markets

         DESA is the leader in a number of markets where its quality manufacturing and innovative product design have resulted in a strong competitive position. The Company's products are sold for both consumer and commercial use utilizing multiple distribution channels and a variety of brand names. The Company currently serves markets for zone heating products and specialty products. Approximately 93% of the Company's 1999 sales were domestic and 7% of sales were international.

Zone Heating Market

         Market Overview. The zone heating market includes a broad range of products that are used to heat limited areas as distinguished from central heating systems which are used to heat entire buildings. The zone heating market is currently estimated to be approximately $900 million in size, with hearth products (i.e., vented gas hearth, vent-free gas hearth, wood fireplaces, wood stoves/inserts, pellet stoves/inserts) accounting for $533 million or over 57% of the total market; indoor gas heaters comprising $137 million; outdoor heaters accounting for $63 million and accessories comprising $200 million.

         Market Outlook. DESA's strong market position in the vent-free segment provides a solid foundation for further growth of the Company's business and expansion into other categories (e.g. vented gas hearth) as a result of the following factors:

         Benefits of low-cost zone heating. Over the past decade, zone heating products have become increasingly popular because: (i) propane and natural gas are 50% to 70% cheaper on a BTU basis than electricity, (ii) consumers have become aware of the cost advantage of zone heating versus central heating and
(iii) fireplaces are being used as both heating sources and decorative home furnishing.

         This growing preference for gas represents a growth opportunity for DESA as almost all of its indoor heating products are fueled by natural or propane gas. The market is still under-penetrated with only 4 million vent-free indoor heating units having been sold over the last 10 years in North America compared to over 60 million homes using gas in 1996. Gas hearth shipments have been growing at a rate in excess of 30% per year for the past five years. Over 27 million homes have been plumbed for gas and have a fireplace, providing an opportunity for gas log sales. In addition, 36 million homes are plumbed for gas but do not have a fireplace, representing a significant opportunity for the installation of vent-free fireplaces and logs.

         Increased home center/hardware channel participation. Consumer awareness of gas logs and gas fireplaces is currently only 67% and 20%, respectively. Awareness of zone heating and hearth products is expected to increase as these products gain wider distribution in home centers and hardware stores. The potential for home improvement sales, through retrofitting or adding a new fireplace, represents a meaningful market opportunity for hearth products. DESA, with its strong home center and hardware co-op channel relationships and portfolio of zone heating products, is well-positioned to capitalize on this trend.

         Favorable Regulatory Development. A positive development for vent-free indoor heating products (heaters, gas logs, fireplaces, stoves) involves the easing of state restrictions regarding the sale and use of these products. As of last year, 43 of the 50 states in the United States permitted the sale and use of vent-free indoor heating products. In the past year, California and New York enacted legislation to allow the sale and use of vent-free indoor heating products, subject to rules and guidelines being established by agencies in each state. DESA's Vice President -- Sales and Vice President -- Engineering, who represent the industry trade association (Gas Appliance Manufacturer's Association, GAMA-Vent-Free Alliance), have successfully worked with the New York state agency on the sale of vent-free products and are actively working with state agencies in California to provide for the sale of vent-free products in the future.

Indoor Heating Products

         DESA's indoor zone heating products consist primarily of three product categories: (i) vent-free natural gas and propane-fueled residential space heaters; (ii) hearth products, including vent-free gas fireplaces and logs; and
(iii) direct vent products under the FMI (as hereinafter defined) brand. Sales of these products have increased at a CAGR of 21% from fiscal 1994 to fiscal 1999.

Indoor Vent-Free Heaters

         The Company's space heaters are generally wall-mounted and provide heat to the surrounding area. Residential space heaters come in either vented or vent-free versions. Vented heaters require a discharging of emissions outside of the dwelling, while vent-free heaters utilize a more efficient burner system which avoids the need for outside venting. Vent-free heaters are generally smaller and more physically attractive than their vented counterparts. DESA has been the market leader in vent-free gas heaters since 1983. Historically, DESA has focused on vent-free models. Only 1% of the Company's indoor heating sales in fiscal 1999 are vented units.

         The Company offers seven sizes and forty-six models of vent-free gas heaters ranging in output from 5,000 to 30,000 BTU/hour for use with natural gas or liquefied propane. Key applications of these products include use in family rooms, dens, kitchens and commercial offices. DESA's indoor vent-free heaters are sold at retail prices, ranging from $149 to $349, which are significantly lower than vented gas heaters.

         Heaters are classified into two different types: infrared and blue flame. Infrared models employ ceramic plaque burners which glow red-orange while in use and they produce radiant heat that warms people or objects in the room. Blue flame models have a stainless steel burner hidden behind a darkened glass front. When burning, a line of blue flame is visible across the width of the heater. These models produce convection heat that warms the air and distributes the heat throughout the room. Both infrared and blue flame models are available with either manual or thermostatic control and with piezo ignition.

         The  Company  has  developed  patented   technology  for  its  line  of
thermostatic infrared models, known as Infra-Stat, which provides superior features versus competitors' offerings. DESA's heaters incorporate a proprietary feature of two separate controls to regulate both the heat output and the thermostatic operation. Enhanced blue-flame models are available for heavy-duty garage and workshop applications. Optional accessories such as floor bases and fan accessories are also available.

Vent-Free Hearth Products

         In 1993, DESA pioneered the introduction of vent-free gas technology to hearth products with the introduction of a heat efficient vent-free decorative gas log. Vent-free gas logs have provided DESA with a new product growth opportunity. Vent-free represents an advancement in decorative gas log technology and, more importantly, has allowed the Company to establish a presence in the fast-growing hearth products market.

         Vent-free gas logs, which retail for $200 to $300, are aesthetically attractive and an economical source of heat since none of the heat generated is lost through an open vent. Historically, decorative gas logs have required venting (i.e., an open chimney damper) and were used primarily by individuals who enjoyed the ambiance of a fireplace but wanted to avoid the trouble and inconvenience associated with burning wood. DESA's vent-free logs utilize an efficient burner system similar to vent-free heaters, and are thus less expensive to install and operate than their vented counterparts.

         In 1994, DESA combined the technology of blue flame heaters and gas logs to create an aesthetically pleasing Mini-Hearth gas heater which retails for $499. The Mini-Hearth utilizes a blue flame heater cabinet and burner to which a decorative fibrous ceramic log has been added. A wooden mantle is placed around the heater to create a fireplace effect. While the Mini-Hearth was designed to be used as a zone heater rather than as a replacement for a formal fireplace, the improved appearance has generated sales to customers who might not have otherwise purchased a gas zone heater.

         In 1995, DESA introduced a vent-free free-standing gas fireplace with logs and a full sized mantle which is marketed as a traditional fireplace at a retail price of approximately $1,000. DESA's vent-free fireplace does not require venting and may be placed against any wall without structural renovations. Traditional fireplace boxes must be mounted into an outside wall to facilitate venting, requiring significant structural modifications to an existing home. Furthermore, vent-free fireplace installation costs are highly attractive relative to wood fireplaces (masonry and manufactured), which cost an average of two to three times the cost of a vent-free fireplace, including installation.

         The Company's vent-free gas logs are offered in three sizes and thirty-six models while vent-free gas fireplaces are offered in ten models and mini-hearth products in six models.

Direct Vent Products

         In August 1998, DESA acquired Fireplace Manufacturers Inc. ("FMI"), a manufacturer of direct vent gas fireplaces and gas logs, as well as wood burning metal fireplaces. FMI is located in Santa Ana, California.

         With the acquisition of FMI, DESA is now competing in the vented hearth market, which has annual sales in the United States in excess of $500 million. DESA currently intends to take advantage of its position as a market leader in vent free products as it competes in the vented hearth market.

Outdoor Heating Products

         DESA's line of outdoor heating products consists of portable units which generate heat by either using a fan to discharge heated air to a specific area (forced air heaters) or emitting heat throughout the surrounding area without the assistance of a fan (convection heaters). Forced air heaters are fueled by either kerosene, propane or natural gas, while convection heaters are fueled only with propane or natural gas. Outdoor heaters are used in both residential and commercial applications. Residential applications include heating otherwise unheated garages and workshops. Commercial applications include heating factories, warehouses, construction sites and agricultural areas. Sales of outdoor heating products have increased at a CAGR of 8% from fiscal 1994 to fiscal 1999.

Specialty Products

         DESA's specialty products category consists of (i) specialty fastening systems (i.e., powder-actuated tools and staple guns), (ii) electrical products (i.e., chain saws and electric generators) which are sold to both DIY and commercial customers, and (iii) home security products. The specialty product category represents 44% of the Company's sales which have grown at a 31% CAGR from fiscal 1994 to fiscal 1999.

Specialty Fastening Systems Products

         Powder-actuated tools utilize a powder load to drive nails for fastening wood to concrete or steel. The charge is activated using either a trigger on the tool or by striking the tool with a hammer. The energy discharged propels a piston inside the tool which in turn drives the nail. DESA sells two powder-actuated tools targeted at the DIY market and six tools targeted at the commercial market. The two consumer models retail for $19 to $79 and the six commercial models retail for $129 to $199. Sales of powder loads and nail accessories account for over 50% of this product category's revenues.

         Market Overview. The total domestic powder-actuated tool market in which DESA competes is approximately $80 million, consisting of $60 million in the commercial market and $20 million in the DIY market. In fiscal 1998, DESA had a market share of 85% in the DIY segment. The staple gun and related accessories market size is approximately $110 million of which DESA has a modest market share.

Electrical Products

         DESA assembles and markets a line of electric chain saws and electric generators. Electric chain saws are used primarily by homeowners for light-duty pruning and trimming. The Company offers models retailing from $39 to $69. DESA also maintains a modest presence in the portable electric generator market. Nearly 56% of the Company's generator sales are made to W.W. Grainger who offers this product line to end-users through its equipment catalog and industrial supply outlets.

         Market Overview. The domestic electric chain saw market is approximately $20 million in size, and DESA is the market leader with a 52% share. The electric chain saw market is mature and industry volume has been reasonably stable over the past five years.

Home Security

         The Company's home security products, marketed under the Heath/Zenith brand, comprises three primary product lines: Motion Sensor Security Lighting, Motion Sensor Decorative Lighting, and Wireless Doorbells.

         Motion Sensor Security Lighting. Within its motion sensor security lighting product line, which accounted for 51% of Heath/Zenith's 1999 revenues, Heath/Zenith offers 58 stock keeping units ("SKUs") representing a variety of security lighting products which appeal to various segments of the DIY market. The Heath/Zenith standard motion sensor security lighting products retail from $9.95 for promotional items up to $34.95 for a full-feature security light. Heath/Zenith's primary focus is to de-emphasize promotional products and to emphasize its high quality, high margin products that are made with metal fixtures and hoods, and which contain such value-added features as Pulse Count, Dual BriteTM, and 270(degree) activation capability.

         Market Overview. The $200 million North American residential outdoor security lighting industry market is segmented into three categories: (i) motion sensor security lighting, (ii) photocell (darkness activated) security lighting, and (iii) standard (switch activated) security lighting. The motion sensor security lighting segment has been the primary growth segment in the industry, growing at a compounded annual growth rate that the Company believes to be approximately 15% over the last five years. Since the introduction of motion sensor security lighting, the product has established itself as an easy to install, reliable, low-cost security product. As a result, motion sensor products have steadily captured market share from standard and photocell lighting as those traditional products are less effective crime deterrents and more expensive and less convenient to operate.

         Motion Sensor Decorative Lighting. With 38 SKUs, motion sensor decorative lighting products represented approximately 26% of the Heath/Zenith's 1999 total revenue. The Heath/Zenith's motion sensor decorative lighting products, which sell for retail prices ranging from $24.95 to $79.95, were introduced in 1992 as part of management's strategy to move consumers to higher price point products. Included in this product line are coach lanterns, cast aluminum lanterns, brass lanterns and post lanterns.

         Market Overview. The $400 million North American residential outdoor decorative lighting industry is driven primarily by the home improvement and remodeling industry. As a result, the overall retail outdoor decorative lighting industry has benefited from the expansion in the home improvement industry and DIY retail channel. Historically, the decorative lighting market was dominated by standard (switch activated) lighting products. However, as customers become more aware of the benefits of motion sensor lighting products such as energy efficiency, crime deterrence, and convenience, they are requiring motion sensor capabilities in their outdoor lighting products.

         Wireless Doorbells. Wireless doorbell products and other wireless control systems products represented approximately 22% of Heath/Zenith's 1999 total revenue. The Heath/Zenith's wireless doorbell products, which retail for between $9.95 and $49.95, are positioned to take advantage of an underserved market. Heath/Zenith has become the market leader in the wireless doorbell industry by offering a diverse line of products and, most importantly, by differentiating its product with a proprietary sound chip.

         Market Overview. The wireless control systems industry is a diverse industry that includes products ranging from home automation systems to garage door openers to wireless doorbells. Heath/Zenith currently competes primarily in the wireless doorbell segment of the residential wireless control systems industry, estimated by the Company to be an industry with annual North American sales of approximately $40 million.

International

         In fiscal 1999, $22.7 million or 7% of DESA's gross sales were generated in international markets such as Canada, Europe and the Far East. This segment has grown at a CAGR of 7.3% from fiscal 1994 through fiscal 1999. Although the global markets have not traditionally been an area of DESA's focus, the Company believes that the international category represents a significant opportunity for increased sales in the future. International markets have the potential to far surpass the home improvement market in the United States.

         DESA's strategy for the international markets has been to export customized versions of its products to accommodate local electrical requirements, government regulation and user preferences for its exported products. DESA utilizes local distributors in each country to sell its products, typically relying on more than one distributor in each country.

         In 1990, DESA increased its presence in the foreign markets with the purchase of Jennen B.V., its Dutch distributor of outdoor forced air heaters. Located in Rotterdam, it was subsequently renamed as DESA Europe B.V. and currently serves as the Company's European headquarters.

Sales, Marketing and Distribution

         Sales. DESA has organized its domestic sales force by channels of distribution and product categories in order to optimize the effectiveness of its selling efforts. DESA management believes that such a structure enhances the Company's relationships with key channel participants by: (i) enabling the sales force to develop specific customer insights regarding specialized needs and (ii) creating a sense of partnership through customized attention and focus.

                                                                                         Approximate Number
        DESA Sales             Channel of                                                      of Sales
       Organization           Distribution                  Products Marketed               Representatives

General Consumer...........  Mass Merchants                   Indoor Heating                      120
                             Hardware Co-ops                  Hearth Products
                             Home Centers                     Outdoor Heating
                             Warehouse Stores
                             Catalog Showrooms
                             Agricultural Supply
Specialty Heating..........  Utilities                        Indoor Heating                      40-50
                             Propane Marketers                Hearth Products
                             Specialty Distributors
                             Appliance Distributors
Construction...............  Equipment Distributors           Outdoor Heating                     40-50
                             Equipment Renters                Generators
Specialty Products.........  Mass Merchants                   Specialty Fastening Systems          100
                             Hardware Co-ops                  Electrical Products
                             Home Centers                     Home Security
                             Warehouse Stores
                             Catalog Showrooms
                             Agricultural Supply

     The sales representative organizations report to DESA's regional managers who, in turn, report to that channel's Sales Director who report to the Chief Operating Officer.

     Marketing. The Company's marketing staff utilizes a variety of traditional and innovative programs to increase consumer awareness and augment sales. DESA uses limited national advertising and relies instead on local customer advertising through newspapers and circular flyers. DESA has also created a broad national network of independent, factory-trained service centers to provide local support to customers and end-users.

     Distribution. The Company's significant customers include all of the major home center accounts. The Company's consumer channels, which include home centers, mass merchants, warehouse clubs and hardware co-ops, are the most important channel for DESA's products and were responsible for 78% of its fiscal 1999 domestic sales. Other channels, including specialty heating, farm, construction and industrial, contributed 22% of domestic sales in fiscal 1999.

     Key customers include Home Depot and Lowe's, two of the major home centers in the country; Ace and TruServ, leaders in the hardware co-op market; Sears and Wal-Mart/Sam's, major mass merchandisers, and W.W. Grainger, a major industrial supply company. Consistent with industry practices, the Company does not operate under a long-term written supply contract with any of its customers.

Competition

     Each of the industries in which the Company manufactures and sells products is highly competitive. Although competitive factors vary by product line, competition in all product lines is based primarily on product quality, product innovation, customer service and price. The Company also believes that a manufacturer's relationship with its distributors and principal customers is a key factor in the industries in which the Company competes.

     The Company competes with a number of manufacturers in the heating products industry. Within this industry, there are several manufacturers of gas heaters and numerous producers of gas logs, pre-engineered fireplaces and solid fuel heaters. The Company also competes with a number of manufacturers in the specialty tool industry. The Company believes that it is a market leader in the outdoor heating appliance, vent-free indoor gas heating and hearth and DIY powder-actuated fastener and electric chain saw markets and believes that its experience, well-recognized brand names, comprehensive product offerings and strong customer relationships give it a competitive advantage with respect to these products.

     The Company's competitors offer a number of products which directly compete with or can be utilized as substitutes for the products manufactured by the Company. No assurance can be given that the future sales of such competitive products will not adversely affect the market for the Company's products. In addition, certain of the Company's competitors, particularly in the specialty tool industry, are larger and better capitalized than the Company.

Management Information Systems

     DESA maintains an advanced MIS utilizing customized software for its manufacturing and engineering design. The Company also has established Customer Electronic Data Interchange for order entry by major accounts. These systems provide "real-time" information in regards to work-in-process inventory and provides detailed labor reporting to enable the Company to identify potential labor cost savings. For product development and engineering, employees utilize a state-of-the-art three dimensional CAD/CAM system.

     The Company has completed the process of reviewing its computer and operational systems to identify and determine the extent to which any such systems were vulnerable to potential errors and failures as a result of the "Year 2000" problem. The Year 2000 problem is a result of computer programs being written using two digits, rather than four digits, to identify years. The Year 2000 presented several potential risks to the Company: (i) that the Company's internal systems may not function properly, (ii) that suppliers' computer systems may not function properly and, consequently, deliveries of required parts may be delayed, (iii) that customers' computer systems may not function properly and, consequently, orders or payments for the Company's products may be delayed, and (iv) that the Company's bank's computer systems could malfunction, disrupting the Company's orderly posting of deposits, funds transfers and payments. The occurrence of any one or more of these events could have a material adverse effect on the Company's financial condition and results of operations. The Company does not have any contingency plans to address the Year 2000 problem if the efforts described below did not fully resolve the problem.

     The Company has written all of its internal MIS applications, rather than buying applications from vendors, and has chosen to modify those applications internally to appropriately address the Year 2000 problem. Management believes that the Company's MIS staff was able to modify all such applications prior to March 1, 1999 and that the appropriate system testing has been performed. No embedded systems used in manufacturing require any modification for Year 2000 compliance. Review of embedded systems used for quality control was completed in January 1999. The expenses of the Company's efforts to identify and address any Year 2000 problems are not expected to exceed $100,000, of which $37,000 has already been spent, exclusive of staff time.

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

     The Company is also engaged in discussions with certain major customers to ensure that EDI formats function properly notwithstanding the advent of the Year 2000. EDI is the primary method by which customers place orders for the Company's products. Such discussions are completed, in the case of the Company's major home center customers, and are well advanced with other major customers using EDI, and management believes that transmission of orders from these major customers will not be significantly affected by the advent of the Year 2000, although there can be no assurances in this regard. Management does not, however, have sufficient information regarding the internal systems of all of its customers to form an opinion as to whether such customers will be able to timely place such orders or to timely pay for products. The purchasing patterns of existing and potential customers may be affected by Year 2000 problems that could cause unexpected fluctuations in the Company's sales volumes.

Manufacturing

     Indoor and Outdoor Heating Products. DESA's manufacturing processes include metal fabrication, painting, assembly and product testing. In general, DESA cuts, forms and coats the product housing, assembles the various components such as motors, fans, electrical parts and burners, packages the final product and ships it to customers. Punch presses, welding, powder coated painting and assembly systems are mechanized with state-of-the-art equipment utilizing robotics to permit high volume output with minimum labor content.

     Specialty  Fastening  Systems.  DESA  manufactures  and  packages the nails
(pins) for sale with its powder-actuated tool product line. Powder-actuated tools are sourced from a manufacturing joint venture with Continental/Midland, Inc. and loads are purchased from a third party. Powerfast(R) stapling products are sourced from Asian manufacturers.

     Electrical Tools. DESA assembles electric chain saws from components made to its specifications by third-party suppliers. Electric generators are assembled on a chassis by connecting gasoline engines purchased from Honda and Briggs & Stratton with an alternator purchased from a European supplier.

     Home Security. Heath/Zenith designs and manufactures its products through its Hong Kong based subsidiary, Heath Company Ltd., which provides purchasing, engineering, contract manufacturing, administration and assembly. Heath/Zenith uses subcontractors in China who assemble products according to predetermined specifications and ship assembled products to Heath Ltd. Heath/Zenith owns all the tooling utilized in the production of its products. Finished products are shipped to the Company's warehouse in Manchester, Tennessee and a public warehouse in Reno, Nevada and distributed throughout North America directly to customers.

Trademarks, Patents and Licenses

     The success of the Company's various businesses depends in part on the Company's ability to exploit certain proprietary designs, trademarks and brand names on an exclusive basis in reliance upon the protections afforded by applicable copyright, patent and trademark laws and regulations. The loss of certain of the Company's rights to such designs, trademarks and brand names or the inability of the Company to protect effectively or enforce such rights could adversely affect the Company.

Backlog and Warranty

     The Company's backlog consists of cancelable orders and is dependent upon trends in consumer demand throughout the year. Customer order patterns vary from year to year, largely because of annual differences in consumer end-product demand, marketing strategies, overall economic conditions and weather conditions. Orders for the Company's products are generally subject to cancellation until shipment. As a result, comparison of backlog as of any date in a given year with the backlog at the same date in a prior year is not necessarily indicative of sales trends. Moreover, the Company does not believe that backlog is necessarily indicative of the Company's future results of operations or prospects.

     The Company's warranty policy is to accept returns of products with defects in materials or workmanship. The Company will also accept returns of incorrectly shipped goods where the Company has been notified on a timely basis and, in certain cases, to maintain customer good will. During fiscal 1999, warranty costs amounted to approximately 2.1% of sales.

Environmental Liability

     The Company is subject to various evolving federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fees and sanctions for violations and, in many cases could require the Company to remediate a site to meet applicable legal requirements. A Phase I environmental audit of the Company's manufacturing facilities was completed on August 9, 1997 and did not identify any material matters. The Company believes, although there can be no assurance, that liabilities relating to environmental matters will not have a material adverse effect on its future financial position or results of operations.

Employees

     DESA's zone heating products operation is seasonal. As a result, the number of workers employed by the Company at any particular point in time varies. The work force is accustomed to seasonal layoffs of two to four months. In 1999, total employment averaged 1,023 with a low of 508 employees in March and a peak of 1,469 employees in September.

     The hourly labor force in Bowling Green, Kentucky is represented by the Sheet Metal Workers International Association (AFL-CIO) under a three-year contract expiring in June 2001. The Manchester and Shelbyville, Tennessee facilities and Santa Ana, California are non-union plants.

     The hourly labor force in Bowling Green, Kentucky is covered by a defined benefit pension plan. All other employees are covered by a defined contribution plan (401K). All workers are covered by self-insured medical plans.

FMI/UHI

     On August 19, 1998, the Company consummated the acquisitions of Fireplace Manufacturers Incorporated ("FMI") and the worldwide rights (except in China) to distribute Universal Heating, Inc.'s and its affiliates' ("UHI") indoor heating products. FMI is a Santa Ana, California, based manufacturer of wood-burning metal fireplaces, decorative gas appliances with refractory-lined fireboxes, direct vent gas fireplaces, and related chimney flues. UHI, based in Yorba Linda, California, is a privately held manufacturer of indoor gas heating products. The aggregate purchase price for the acquisitions was approximately $38,368,000 including non-compete payments. These acquisitions were accounted for under the purchase method of accounting.

     The Company financed these acquisitions with the proceeds of a $26,292,500 advance under its senior credit facility and $12,075,500 of the proceeds from the issuance of approximately 1,860,677 additional shares of the Common Stock by the Company. The additional equity was sold to existing stockholders of the Company at a per share price of approximately $6.49.

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

Item 2.  Properties.

     The Company's Bowling Green, Kentucky facility serves as the corporate headquarters as well as the manufacturing site for DESA's zone heating products, both indoor and outdoor. The principal executive offices for the Company are located at 2701 Industrial Drive, Bowling Green, Kentucky 42102, telephone:
(270) 781-9600. The Company also leases warehouse space in Bowling Green, Kentucky and Manchester, Tennessee as needed. The facility in Shelbyville, Tennessee is the manufacturing headquarters for the production of hearth products. The manufacturing facility in Manchester, Tennessee produces the specialty tools sold by DESA. In addition to these manufacturing facilities, the Company leases sales offices and warehouse locations in Toronto, Canada, Rotterdam, Holland and Hong Kong, China.

Location                                        Square Footage    Ownership                  Function
Bowling Green, Kentucky......................      225,000          Owned      Corporate Headquarters
                                                   28 acres                    Manufacturing, Engineering, Distribution
Shelbyville, Tennessee.......................      123,000          Leased     Manufacturing
                                                   14 acres
Manchester, Tennessee........................      107,850          Leased     Manufacturing, Distribution
                                                   7 acres
Toronto, Canada..............................       9,400           Leased     Sales offices, Distribution
Rotterdam, Holland...........................       5,200           Leased     Sales offices, Distribution
Hong Kong, China.............................       9,100           Leased     Procurement, Distribution
Santa Ana, California........................      101,125          Leased     Manufacturing, Distribution

     Management believes its facilities are in good condition and that the facilities are adequate for its operating needs for the foreseeable future without significant modifications or capital investment.

Item 3.    Legal Proceedings.

     DESA is a party to various litigation in the normal course of its business activities, none of which is expected to have a material adverse effect on the Company. Although the Company has not experienced significant product liability claims to date, the Company carries occurrence-based product liability insurance coverage with a $101 million limit, $250,000 self insured retention ("SIR") and an aggregate annual capped SIR exposure to DESA of $1 million.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
Matters.

     There is no established public trading market for the Company's Common Stock or the Nonvoting Common Stock.

     There are 74 holders of the Company's Common Stock and 1 holder of the Company's Nonvoting Common Stock as of May 25, 1999. The Company has not paid any dividends on any class of common equity in the last two years and is prohibited from doing so by the terms of the senior credit facility.

     On December 31, 1998, the Company issued approximately 1,140 shares of Series C 12% Preferred Stock to existing stockholders, as a dividend on outstanding shares of the same class. Were such issuance a sale of securities within the meaning of the Securities Act of 1933, as amended, such sale would be exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 thereunder.

Item 6. Selected Consolidated Financial and Operating Information.

     Set forth below are selected historical consolidated financial data and other historical consolidated operating data of DESA. The summary historical consolidated financial data as of February 27, 1999 and February 28, 1998 and for each of the years in the three year period ended February 27, 1999 have been derived from the audited consolidated financial statements of DESA which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report. The summary historical consolidated financial data as of March 2, 1996 and February 25, 1995 and for the two year period ended March 2, 1996 have been derived from the audited consolidated financial statements of DESA which have also been audited by Ernst & Young LLP, but which are not included elsewhere herein. The information presented below is qualified in its entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

                                                                  Fiscal Year
                                                                  -----------

                                               1999        1998(1)(9)       1997      1996(1)(2)       1995
                                               ----        ----------       ----      ----------       ----
                                                                 (in thousands)
Statement of Operating Data:
Net sales(3)                                 $ 317,237     $ 224,169     $ 209,105     $ 186,324     $ 172,501
Cost of sales                                  213,828       145,486       130,890       116,217       107,484
                                             ---------     ---------     ---------     ---------     ---------
Gross profit                                   103,409        78,683        78,215        70,107        65,017
Operating costs and expenses                    73,043        50,191        45,257        37,828        35,975
                                             ---------     ---------     ---------     ---------     ---------
Operating profit                                30,366        28,492        32,958        32,279        29,042
Interest expense                                27,864        17,327        14,509         7,073         5,777
                                             ---------     ---------     ---------     ---------     ---------
Income before provision for income
 taxes                                           2,502        11,165        18,449        25,206        23,265
Income taxes                                     1,166         5,545         7,733        10,703        10,064
                                             ---------     ---------     ---------     ---------     ---------
Income before extraordinary
 item                                            1,336         5,620        10,716        14,503        13,201
Extraordinary item(4)                             --           2,308          --           2,638          --
                                             ---------     ---------     ---------     ---------     ---------
Net income                                       1,336         3,312        10,716        11,865        13,201
Less dividends and accretion on
preferred stock                                  2,480           607           716           853           900
                                             ---------     ---------     ---------     ---------     ---------
Net income (loss) available for common
  stockholders                               $  (1,144)    $   2,705     $  10,716     $  11,012     $  12,301
                                             =========     =========     =========     =========     =========
Ratio of earnings to fixed charges(5)             1.1x          1.6x          2.2x          4.0x          4.4x
Other Data:
EBITDA(6)                                    $  38,953     $  33,204        $37,49        $36,57     $  33,156
EBITDA margin(7)                                  12.3%         14.8%         17.9%         19.6%         19.2%
Capital expenditures                         $   4,462     $   5,475     $   2,770     $   2,122     $   1,499
Depreciation                                     3,589         2,456         2,432         2,332         2,148
Amortization                                     4,998         2,256         2,104         1,963         1,966
Net cash provided by (used in)
operating  activities                            2,307         1,146        18,398        19,375        18,337
Net cash provided by (used in)
investing activities                           (45,233)      (45,980)       (2,882)       (2,060)       (2,176)
Net cash provided by (used in)
financing activities                            43,012        40,590       (10,599)      (17,989)       (1,651)
Balance Sheet Data (at period end):
Cash and cash equivalents                          888           794     $   5,058     $     145     $  16,170
Working capital (deficit)(8)                    27,643        27,095        (8,566)       (1,194)        9,738
Total assets                                   203,352       155,636        91,984        85,545       107,259
Long-term debt (less current
 portion)                                      285,138       261,105       130,600       149,709        49,700
Redeemable preferred stock                      17,207        14,661          --            --            --
Stockholders' equity (deficit)                (151,938)     (162,407)      (84,754)      (95,402)       16,194

----------

(1)  DESA was party to  recapitalizations  in November 1997 and January 1996 which impacted  interest  expense, stockholders' equity (deficit) and long term debt.

(2)  53-week fiscal year.

(3)  Net sales constitute gross sales net of an accrual for returns and allowances and cash discounts.

(4)  Extraordinary  items  relate to the  write-off of  unamortized  deferred  financing  costs at the time the
     Company  refinanced its existing debt obligations and other expenditures  related to the  recapitalization transactions in fiscal years 1998 and 1996.





(5)  For purposes of computing this ratio,  earnings  consist of income before income taxes plus fixed charges.
     Fixed charges consist of interest expense, amortization of deferred financing cost and 33% of rent expense from operating  leases which the Company  believes is a reasonable  approximation  of the interest  factor included in the rent.

(6)  EBITDA is defined as income before taxes plus interest expense and depreciation as well as amortization of intangibles and deferred charges.  EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that
     EBITDA is a relevant  measure of the Company's  ability to generate  cash without  regard to the Company's capital structure or working capital needs. However,  EBITDA should not be considered as an alternative to net income as a measure of a company's  operating results or to cash flows from operating  activities as a measure of liquidity. EBITDA as presented may not be comparable to similarly titled measures used by other companies,  depending upon the non-cash charges included.  When evaluating  EBITDA,  investors should also consider  other  factors  which may  influence  operating  and  investing  activities,  such as changes in operating assets and liabilities and purchases of property and equipment.

(7) EBITDA margin is defined as EBITDA divided by net sales.

(8)  The Company's business is subject to a pattern of seasonal  fluctuation.  As such, the Company's needs for working capital tend to peak in the second and third fiscal quarters.

(9)  Includes  Heath/Zenith  data for the period from  February 4, 1998 (date of  acquisition)  to February 28,
     1998.

(10) Includes FMI and UHI data for the period from August 19, 1998 (date of acquisitions)  through February 27,
     1999.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         The following discussion should be read in conjunction with "Selected Consolidated Financial and Operating Information" and the audited Consolidated Financial Statements of DESA and the notes thereto included elsewhere in this Annual Report.

         The Company is organized into two primary product categories: (a) Zone Heating Products (56% of fiscal 1999 net sales), which includes indoor room heaters, hearth products and outdoor heaters, and (b) Specialty Products (44% of fiscal 1999 net sales), which includes powder-actuated fastening systems (tools and accessories), electrical products and home security products. The Company records sales upon shipment of products to its customers. Net sales constitute gross sales net of an accrual for returns and allowances and cash discounts.

         The Company has experienced strong historical growth, with net sales and EBITDA increasing at CAGRs of 21% and 21%, respectively, from fiscal 1994 to fiscal 1999. In addition, the Company's operating profit and cash flows provided by (used in) operating, financing and investing activities changed from $15,450, $11,892, ($8,866) and ($1,420), respectively, in 1994 to $30,366, $2,307,
$43,012, ($45,233), respectively, in 1999. The Company's growth has been driven by strong performance across all product categories from new product introductions, internally generated growth and the recent acquisitions of Heath/Zenith, FMI and UHI. The Company has made six acquisitions from fiscal 1993 to fiscal 1999. Since fiscal 1994, new product introductions have generated approximately 42% of the Company's sales growth. The Company focuses on its new product development efforts on products that (i) are complementary to its current product offerings or that utilize the Company's established technologies, and (ii) can be sold through the Company's well-established distribution channels. The Company's strategy is to introduce its new hearth products in the specialty heating channel (i.e., liquid propane distributors and natural gas utilities) and then expand the distribution to the consumer channel (i.e., home centers and mass merchandisers). As part of this strategy, the Company began selling its line of vent-free fireplace products, introduced to the specialty heating channel in fiscal 1995, to Lowe's in fiscal 1997 and to Home Depot in fiscal 1998.

         Zone heating product revenues have been driven by factors such as (i) the effectiveness of zone heating products for area heating, (ii) the increased availability of these products as a result of the growth in home improvement retailers, (iii) the cost efficiency of natural gas and propane as heating fuels, (iv) favorable regulatory trends and (v) seasonal weather conditions. Specialty tools revenues have been driven by demand of DIY consumers and commercial contractors.

         In fiscal 1999, approximately $22.7 million or 7% of DESA's net sales were generated outside the U.S. DESA adapts its domestic product line to accommodate local requirements, government regulations and user preferences in each international market.

         Principally due to sales of zone heating products, DESA's business is seasonal, as depicted by the following table which sets forth certain operating results of DESA for each of the four consecutive fiscal quarters in the periods ending February 27, 1999, February 28, 1998 and March 1, 1997 (dollars in thousands):

                            First     Second      Third     Fourth
                           Quarter    Quarter    Quarter    Quarter       Year
                          --------    --------   --------   --------    --------
Fiscal 1999
      Total Net Sales .   $ 40,754    $ 75,416   $134,679   $ 66,388    $317,237
      Operating Profit
         (loss) .......     (1,372)      8,746     22,580        412      30,366
Fiscal 1998
      Total Net Sales .   $ 24,754    $ 65,635   $103,015   $ 30,765    $224,169
      Operating Profit
         (loss) .......         72      12,157     20,375     (4,112)     28,492

Fiscal 1997
      Total Net Sales .   $ 24,267    $ 60,021   $ 89,299   $ 35,518    $209,105
      Operating Profit         319      12,220     18,546      1,873      32,958


     Approximately 66% of annual sales occur in the second and third fiscal quarters (June-November) as the Company's zone heating customers place early booking orders for shipment in anticipation of the winter selling season. Approximately 46% of the Company's annual sales volume are booked in the five-month period of March through July.

     DESA has not historically been capital intensive. The Company has focused on investing in programs which either reduce operating costs or facilitate new product development. The Company has a long-standing cost reduction program and has exceeded its annual cost reduction goal of 3% of cost of sales in each of the last three fiscal years. Historically, the Company's cost reduction efforts have been focused on indoor vent-free heaters and outdoor heaters. In fiscal
1999, the Company's cost reduction efforts are focused on some of its newer products, such as vent-free hearth products.

                         Historical Capital Expenditures
                             (dollars in thousands)

                                                 Fiscal Year
                                    -------------------------------------------
                                      1995    1996     1997     1998     1999
                                    ------   ------   ------   ------   -------
Replacement Expenditures, Cost
Reduction Programs,  New Products
and Capacity ....................   $1,499   $2,122   $2,770   $4,402   $4,226
Acquisitions/Buildings/Other ....      664     --       --      1,073      236
                                    ------   ------   ------   ------   ------
Total Capital Expenditures ......   $2,163   $2,122   $2,770   $5,475   $4,462
                                    ======   ======   ======   ======   ======

Results of Operations

     The following table sets forth certain income statement information for DESA for the fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997.

                                                        Fiscal Year Ended
                             --------------------------------------------------------------------------

                                        Percentage                Percentage                Percentage
                               1999    of Net Sales       1998   of Net Sales       1997   of Net Sales
                             --------------------------------------------------------------------------

Net sales ................   $317,237     100.0%        $224,169     100.0%        $209,105     100.0%
Cost of sales ............    213,828      67.4%         145,486      64.9%         130,890      62.6%
                             --------------------------------------------------------------------------
Gross profit .............    103,409      32.6%          78,683      35.1%          78,215      37.4%
Operating costs and
     expenses ............     73,043      23.0%          50,191      22.4%          45,257      21.6%
                             --------------------------------------------------------------------------
Operating profit .........     30,366       9.6%          28,492      12.7%          32,958      15.8%
Interest expense .........     27,864       8.8%          17,327       7.7%          14,509       6.9%
                             --------------------------------------------------------------------------
Income before provision
     for income taxes ....      2,502       0.8%          11,165       5.0%          18,449       8.9%
Provision for income taxes      1,166       0.4%           5,545       2.5%           7,733       3.7%
                             --------------------------------------------------------------------------
Income before
     extraordinary item ..      1,336       0.4%           5,620       2.5%          10,716       5.2%
Extraordinary item .......       --         0.0%           2,308       1.0%            --         0.0%
                             --------------------------------------------------------------------------
Net income ...............   $  1,336       0.4%        $  3,312       1.5%        $ 10,716       5.2%
                             ==========================================================================

Year Ended February 27, 1999 Compared to the Year Ended February 28, 1998

     Net Sales. Net sales increased 41.5% from $224.2 million for the year ended February 28, 1998 to $317.2 million for the year ended February 27, 1999. Zone heating product sales increased 2.3% from $173.8 million to $177.8 million as a result of higher hearth product sales due to increased market penetration and the introduction of new products including the Direct Vent Fireplace, tempered by the extremely warm 1998/1999 winter. Specialty product sales increased 177% from $50.4 million to $139.4 million due primarily to the acquisition of the Heath/Zenith business and the continued growth in the consumer channel for powder-actuated tools and electric chain saws.

     Cost of Sales. Cost of sales increased 47% from $145.5 million in fiscal year 1998 to $213.8 million in fiscal year 1999. The increase was driven primarily by sales growth of 41.5% for the same period. Gross profit margin, as a percentage of sales, declined from 35.1% to 32.6%. Gross margins were negatively affected by a shift in product mix, competitive pricing pressures, and less favorable manufacturing variances due to lower zone heating production volume partially offset by cost reductions.

     Operating Costs and Expenses. Operating costs and expenses increased 45.4% from $50.2 million in fiscal year 1998 to $73.0 million in fiscal year 1999. The increase is primarily a result of sales growth of 41.5%. Operating costs and expenses increased modestly as a percentage of sales from 22.4% in fiscal 1998 to 22.5% in fiscal 1999.

     Operating Profit. Operating profit increased by 6.7% from $28.5 million in fiscal 1998 to $30.4 million in fiscal 1999 due to the factors mentioned above.

     Interest Expense. Interest expense increased 60.8% from $17.3 million in fiscal 1998 to $27.9 million in fiscal 1999. The higher interest expense relates to the increased borrowings associated with the recapitalization in November 1997 (the "Recapitalization") and the acquisition loan advances for the purchases of FMI, UHI and Heath/Zenith.

     Income Taxes. Income taxes decreased by 70.7% from $4.1 million in fiscal 1998 to $1.2 million in fiscal 1999, primarily as the result of the increase in interest expense discussed above. The overall effective income tax rate decreased from 50% in fiscal 1998 to 47% in fiscal 1999. The effective tax rate is greater than the statutory rate due to the non-tax deductibility of goodwill amortization.

         Net Income. Net income decreased 67.4% from $3.3 million in fiscal 1998 to $1.1 million in fiscal 1999.

Year Ended February 28, 1998 Compared to the Year Ended March 1, 1997

     Net Sales. Net sales increased 7.2% from $209.1 million for the year ended March 1, 1997 to $224.2 million for the year ended February 28, 1998. Zone heating product sales increased 3.7% from $167.6 million to $173.8 million as a result of higher hearth product sales due to increased market penetration and the introduction of new products including the Compact Fireplace, Logmate and Fireplace Stove, tempered by the extremely warm 1997/1998 winter. Specialty product sales increased 21.5% from $41.5 million to $50.4 million due primarily to the acquisition of the Heath/Zenith business and the continued growth in the consumer channel for powder actuated tools and electric chain saws.

     Cost of Sales. Cost of sales increased 11.2% from $130.9 million in fiscal year 1997 to $145.5 million in fiscal year 1998. The increase was driven primarily by sales growth of 7.2% for the same period. Gross profit margin, as a percentage of sales, declined from 37.4% to 35.1%. Gross margins were negatively affected by a shift in product mix, competitive pricing pressures, and less favorable manufacturing variances partially offset by cost reductions and margin improvements resulting from sales growth.

     Operating Costs and Expenses. Operating costs and expenses increased 10.9% from $45.3 million in fiscal year 1997 to $50.2 million in fiscal year 1998. The increase is primarily a result of sales growth of 7.2%. Operating Costs and expenses increased as a percentage of sales from 21.6% in fiscal 1997 to 22.4% in fiscal 1998 due to key account volume rebates and increased freight expenses to improve customer services levels.

     Operating Profit. Operating profit decreased by 13.6% from $33.0 million in fiscal 1997 to $28.5 million in fiscal 1998 due to the factors mentioned above.

     Interest Expense. Interest expense increased 19.4% from $14.5 million in fiscal 1997 to $17.3 million in fiscal 1998. The higher interest expense relates to the increased borrowings associated with the Recapitalization in November 1997.

     Income Taxes. Income taxes decreased by 28.3% from $7.7 million in fiscal 1997 to $5.5 million in fiscal 1998, primarily as the result of the decrease in operating profit and the increase in interest expense discussed above. The overall effective income tax rate increased from 42% in fiscal 1997 to 50% in fiscal 1998, primarily due to the mix of domestic and foreign income and higher state taxes. The effective tax rate is greater than the statutory rate due to the non-tax deductibility of goodwill amortization.

     Net Income. Net income decreased 69.1% from $10.7 million in fiscal 1997 to $3.3 million in fiscal 1998. The reduction reflects the extraordinary item associated with the Recapitalization in November 1997.

Liquidity and Capital Resources

     The Company's primary cash needs have been for working capital, capital expenditures and debt service requirements. The Company's sources of liquidity have been cash flows from operations and borrowings under its credit facilities. The Company's business is subject to a pattern of seasonal fluctuation. The Company's needs for working capital and the corresponding debt levels tend to peak in the second and third fiscal quarters. The amount of sales generated during the second and third fiscal quarters generally depends upon a number of factors, including the level of retail sales for heating products during the fall and winter, weather conditions affecting the level of sales of heating products, general economic conditions, and other factors beyond the Company's control.

     Cash provided by operating activities for fiscal 1999 was $2.3 million compared to $1.1 million for fiscal 1998, an increase of $1.2 million. Inventories as of February 27, 1999 were $4.9 million higher than the amount at February 28, 1998 to support higher specialty product sales and zone heating product carryover inventory related to the warm 1998/1999 winter.

The increase in accounts receivable from $20.8 million at February 28, 1998 to $30.4 million at February 27, 1999 is attributable to receivables acquired in the FMI acquisition and higher fourth quarter sales than a year ago. The aging of the Company's receivables was not materially affected by the FMI acquisition. Net cash provided by operating activities was $2.3 million, $1.1 million and $18.4 million for fiscal years 1999, 1998 and 1997 respectively.

     Net cash used in investing activities decreased from $46.0 million for fiscal 1998 to $45.2 million for fiscal 1999. These expenditures consisted primarily of $40.7 million for the acquisition of FMI and Universal in fiscal 1999 while the 1998 period reflects the acquisition of Heath/Zenith for $40.3 million.

     Net cash (used in) provided by financing activities increased from $40.6 million provided in fiscal 1998 to $43.0 million provided in fiscal 1999 due primarily to the proceeds of the acquisition loans utilized for the FMI and Universal acquisitions while the 1998 period reflects the Recapitalization in November 1997.

     Concurrently with the Recapitalization (as hereinafter defined), the Company's wholly owned subsidiary, DESA International, Inc., issued 97/8% Senior Subordinated Notes due 2007 ("the Old Notes"), guaranteed by the Company, for $130.0 million in gross proceeds, and entered into a $100.0 million senior secured term loan facility (the "Term Loan Facility") and a $75.0 million senior secured revolving credit facility (the "Working Capital Facility," and together with the Term Loan Facility and certain other facilities, the "Credit Facility"). The Term Loan Facility is comprised of two tranches, each in the aggregate principal amount of $50.0 million. The Working Capital Facility provides revolving loans in an aggregate amount of up to $75.0 million. Upon closing of the Recapitalization, the Company borrowed the full amount available under the Term Loan Facility and $35.5 million under the Working Capital Facility. Borrowings under the Working Capital Facility were used partially to refinance seasonal borrowings outstanding under the Company's existing credit facility. The amount remaining available under the Working Capital Facility is available to fund the working capital requirements of the Company. Proceeds to the Company from the issuance of the Old Notes and from initial borrowings under the Credit Facility, less the repayment of the existing credit facility and other indebtedness, and transaction expenses, were used to partially finance the Recapitalization and the fees and expenses of DESA incurred in connection therewith. To provide additional financing to fund the Recapitalization, DESA raised (i) $73.8 million through the sale to J.W. Childs Equity Partners, L.P. ("Childs") and certain other investors, including UBS Capital LLC (together with Childs, the "Equity Investors") of DESA Common Stock (representing 89.6% of the outstanding shares upon completion of the Recapitalization), (ii) $14.6 million through the issuance to Childs and the other Equity Investors of the DESA Preferred Stock and (iii) $3.0 million through the issuance of 463,232 warrants to purchase DESA Nonvoting Common Stock at an exercise price of $.01 per share. In addition, existing stockholders retained DESA Common Stock valued at $8.6 million (representing 10.4% of the outstanding shares upon completion of the Recapitalization). The above transactions have been accounted for as a recapitalization (the "Recapitalization"), with all amounts paid to the former shareholders recorded as a reduction in stockholders equity (deficit).

     The proceeds of the Old Notes, the DESA Preferred Stock, the DESA warrants, the DESA Common Stock and the initial borrowings under the Credit Facility were used to finance the purchase of all previously outstanding shares of DESA's capital stock, to refinance outstanding indebtedness of the Company and to pay fees and expenses incurred in connection with the Recapitalization.

     Borrowings under the Credit Facility bear interest at a rate per annum equal (at the Company's option) to a margin over either a base rate or LIBOR. The Working Capital Facility will mature six years after the closing date. The two tranches of the Term Loan Facility will be amortized over a six-year and a seven-year period, respectively. The Credit Facility and the guarantees thereof are secured by substantially all assets of DESA (including the capital stock of the Company) and its direct and indirect domestic subsidiaries and a pledge of the capital stock of all the Company's direct and indirect subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The Credit Facility contains customary covenants and events of default, including substantial restrictions on the Company's ability to make dividends or distributions to stockholders. The Company can utilize letters of credit under the Working Capital Facility up to $10,000,000. As of February 27, 1999, letters of credit of $0.7 million are outstanding under the Working Capital Facility.

     The Company entered into an agreement for a $15.0 million line of credit (the "Line of Credit") on May 25, 1999, which matures on May 31, 2001. The Line of Credit is unsecured and is unconditionally guaranteed by J.W. Childs Equity Partners, L.P., a shareholder of the Company. Borrowings under the Line of Credit bear interest at an annual rate equal to either (at the

Company's option) a margin over a base rate or a margin over LIBOR. The Line of Credit contains customary covenants and events of default.

     The DESA Preferred Stock bears cumulative dividends at the rate of 12% per annum (payable semi-annually). Dividends will compound to the extent not paid. Subject to restrictions imposed by the Indenture dated November 26, 1997 (the "Indenture"), the Credit Facility and other documents relating to the Company's indebtedness, DESA may exchange the DESA Preferred Stock for junior subordinated notes (the "Exchange Notes") having substantially the same terms as the DESA Preferred Stock. The Indenture permits DESA, under certain circumstances, to exchange all outstanding DESA Preferred Stock for Exchange Notes in an aggregate principal amount equal to the aggregate liquidation preference of the DESA
Preferred Stock so exchanged. The Exchange Notes will require DESA to make semi-annual interest payments thereon at a rate of 12% per annum. Subject to compliance with the debt agreements of the Company, such payments must be in cash. The Indenture restricts, but does not prohibit, the Company from making such cash interest payments. Under the Exchange Notes, DESA may defer the payment of interest payable on or before November 30, 2001, with any such deferred interest bearing interest at 12% per annum, compounded semi-annually. DESA will be required to make a catch-up payment immediately prior to the first interest payment date after the fifth anniversary of the date of issuance to the extent the aggregate amount of such deferred interest exceeds an amount equal to one year's interest on the originally issued Exchange Notes. The Indenture restricts, but does not prohibit, the ability of DESA to make such catch-up payment.

     The acquisition of Heath/Zenith, consummated in February 1998, was financed with the proceeds of the $20 million Acquisition Facility included in the Credit Facility and with $7.0 million in additional equity contributed to the Company by DESA. On May 13, 1998, the Company entered into an agreement to acquire 92.1% of the issued and outstanding common stock of FMI for an aggregate purchase price of approximately $25.7 million. As of such date, DESA already owned the remaining 7.9% of FMI's issued and outstanding common stock. In connection with the acquisition of FMI, DESA entered into non-compete agreements with three officers of FMI, each with a term of three years. DESA paid such officers an aggregate of $3.05 million, included in the aggregate purchase price. Also, in April 1998, the Company entered into a letter of intent with UHI to acquire the worldwide rights (except in China) to distribute Universal's indoor and outdoor heating products and to form a joint venture to manufacture various products in China that will be marketed by the Company. Such worldwide rights have been acquired for approximately $13 million. The Company expects to pay approximately $3 million dollars in connection with the formation of the joint venture. The Company financed these acquisitions with the proceeds of the $30 million Acquisition B Facility which has been added to the Credit Facility.

     Management believes that cash flow from operations and availability under the Working Capital Facility and Line of Credit will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

     Market risks relating to the Company's operations result primarily from changes in interest rates. The Company also has limited foreign currency risk associated with its Canadian, European, and Hong Kong operations. A portion of the Company's operations consists of purchasing and sales activities in foreign jurisdictions. The Company manufactures it's products in the United States, purchases products in Europe, China, and Japan and sells the products primarily in the United States, Canada, and Europe. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. The Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and the value of the foreign currencies. Interest rate and foreign currency transactions are used only to the extent considered necessary to meet the Company's objectives. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

     The Company's interest rate risk management objective is to limit the impact of interest rate changes on its earnings and cash flow and to lower its overall borrowing cost. To achieve its objectives, the Company regularly evaluates the amount of its variable rate debt as a percentage of its aggregate debt. The Company manages its exposure to interest rate fluctuations in its variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest without the exchange of the underlying principal amounts. In fiscal 1999, the Company entered into interest rate swap agreements with Nations Bank to manage its exposure to interest rate fluctuations. The interest rate swap agreements provide for payment by the Company of fixed rates of interest based on three month LIBOR (4.75% at February 27, 1999). Notional principal amounts of these agreements total $125 million, of which $75 million terminates in November 1999 and $50 million terminates in August 2001. The agreements terminating in August 2001 may be canceled at the option of Nations Bank in February 2000. The notional amounts are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. Net proceeds to the Company of $100,000 were recorded as adjustments to interest expense in fiscal 1999.

     The following table summarizes the carrying amounts and estimated fair values the Company's remaining financial instruments at February 27, 1999 and February 28, 1998 (bracketed amount represents an asset):

                                   February 27, 1999       February 28, 1998
                                ----------------------   ---------------------
                                 Carrying      Fair      Carrying      Fair
                                  Amount       Value      Amount       Value
                                  ------       -----      ------       -----
                                                  (in thousands)

Bank debt                       $ 166,307   $ 166,307    $ 134,355   $ 134,355
Senior subordinated notes         130,000     102,700      130,000     135,525
Note payable                        2,138       2,138        2,000       2,000
Interest rate swap agreements        --          (438)        --          --


     Based on the average outstanding amount of variable rate indebtedness of the Company in FY 1999 a one percentage point change in the interest rates for the Company's variable rate debt would have impacted the Company's FY 1999 interest expense by an aggregate of approximately $1.6 million, after giving effect to the Company's interest rate swap agreements.

Foreign Currency Exchange Rate Risk

     The Company does not conduct a significant portion of its manufacturing or sales activity in foreign markets. The Company's reported financial results could be affected, however, by factors such as changes in foreign currency exchange rates in the markets where it operates. When the U.S. dollar strengthens against such foreign currencies, the reported U.S. dollar value of local currency operating profits generally decreases; when the U.S. dollar weakens against such foreign currencies, the reported U.S. dollar value of local currency operating profits generally increases. The Company utilizes foreign exchange forward contracts to mitigate the short-term effect of movements in currency exchange rates on the Company's foreign currency based inventory purchases. The Company regularly hedges by entering into foreign exchange forward contracts, approximately 85% to 95% of its budgeted (future) net foreign currency purchase transactions over a period of 4 quarters. Gains and losses related to qualifying hedges of foreign currency risk exposure are recorded when the related inventory is purchased. Because the Company does not have significant foreign operations, the Company does not believe it is necessary to enter into any other derivative financial instruments to reduce its exposure to foreign currency exchange rate risk.

Item 8.  Financial Statements and Supplementary Data.

         Reference  is  made  to  the  Consolidated   Financial  Statements  and
Supplementary Schedules contained in Part IV hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.


         The following table sets forth the name, age and position of each of the Company's directors, directors designate, executive officers and other significant employees. All of the Company's officers are elected annually and serve at the discretion of the Board of Directors.

Name                        Age     Positions
----                        ---     ---------
Raymond B. Rudy...........   68   Chairman and Director
Terry G. Scariot..........   50   Chief Executive Officer, President, Director
John M. Kelly.............   49   Chief Operating Officer
John W. Childs............   57   Director
Adam L. Suttin............   31   Director
Michael Greene............   37   Director
Joseph J. Incandela.......   52   Director
Edward G. Patrick.........   52   Vice President of Finance, Treasurer
Scott M. Nehm.............   49   Vice President, Controller

         Raymond B. Rudy was appointed the Company's Chairman in April 1999. Mr. Rudy has been a Managing Director of JWCA since July 1995. Prior to that time, he was Deputy Chairman and Director of Snapple Beverage Corporation from 1992 until the company was sold in 1994. From 1987 to 1989, Mr. Rudy was President of Best Foods Subsidiaries of CPC International. From 1984 to 1986, Mr. Rudy was Chairman, President and CEO of Arnold Foods Company, Inc. He is Chairman of Beltone Electronics Corp., Vice Chairman of Empire Kosher Poultry, Inc. and a director of International DiverseFoods, Inc., Widmer Brothers Brewing Company and American Safety Razor Company.

          Terry G. Scariot joined AMCA International ("AMCA") Consumer and Automotive Products Division as Vice President -- Finance in early 1984 and became Chief Financial Officer of DESA International, Inc. in March 1985. He was appointed President of DESA International, Inc. in March 1996 and joined the Board of Directors in December 1996. Mr. Scariot was appointed the Company's Chief Executive Officer in April 1999. Prior to joining AMCA, Mr. Scariot held positions of increasing responsibility in financial and manufacturing management at Monsanto Industrial Chemicals Company, Rockwell International's Automotive Products Group, and Gulf and Western's Bonney Forge Division. In October 1979, Mr. Scariot served as a member of the Board of Directors and Chief Financial Officer for The Massillon Steel Casting Company. Mr. Scariot received his Bachelor of Science degree in finance and MBA from the University of Missouri.

         John M. Kelly joined DESA Industries in Canada in 1972. After successful management assignments in sales, manufacturing services, and administration, he was appointed General Sales Manager in 1976 and General Manager in 1977. In 1983, Mr. Kelly was promoted to Vice President -- North American Sales for AMCA's Consumer Products Division. In 1984, his responsibilities were expanded to include the entire marketing function. He became DESA's senior sales and marketing Executive Vice President in North America in March 1985. Mr. Kelly assumed the role of Executive Vice President in March 1996, responsible for worldwide sales and marketing and engineering. Mr. Kelly was appointed Chief Operating Officer in April 1999. He majored in Economics at the University of Toronto.

         John W. Childs has been President of JWCA since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from May 1987, most recently holding the position of Senior Managing Director. Prior to that, Mr. Childs was with the Prudential Insurance Company of America where he held various executive positions in the investment area ultimately serving as Senior Managing Director in charge of the Capital Markets Group. He is a director of Big V Supermarkets, Inc., Quality Stores, Inc., Chevys Holdings, Inc., Beltone Electronics Corp., Pan Am International Academy, Inc., American Safety Razor Company and The Edison Project, Inc.

         Adam L. Suttin has been a Managing Director of JWCA since January 1998, and has been with JWCA since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1989, most recently holding the position of Associate. He is a director of Quality Stores, Inc., American Safety Razor Company and Empire Kosher Poultry, Inc.

         Michael Greene is a Managing Director of UBS Capital, which is the private equity subsidiary of the Union Bank of Switzerland. Mr. Greene has worked in Union Bank of Switzerland's private equity and leveraged finance business since he joined Union Bank of Switzerland in 1990. Mr. Greene serves on the board of directors of CBP Resources, Inc. and Metrocall, Inc.

         Joseph J. Incandela, elected a Director of the Company in April 1999, served as a Managing Director of the Thomas H. Lee Company, a Boston based private equity investment company from 1992-1998. Mr. Incandela was CEO of Darling International Corp., Chairman and CEO of Amerace Corp. and President and CEO of Conductron Corp. during the period of 1983 through 1991. Prior to 1983 Mr. Incandela served as a General Manager of the Thomas & Betts Corporation's Electronic Connector Products Division. Mr. Incandela serves on the Board of Directors of Morgan Grenfell Smallcap Fund Inc. and Southern Energy Homes Corp. Mr. Incandela has a Bachelor of Arts in Economics from Wagner College.

         Edward G. Patrick has been associated with DESA International, Inc. and its predecessor company since January 1985, joining the company as Director of Credit and Accounts Receivable. In May of 1991, he was appointed Treasurer and in January 1995 appointed Vice President of Finance. Prior to joining DESA, Mr. Patrick held financial positions with Benchmark Tool Company, a Subsidiary of Shopsmith Inc. (1981-1985), McGraw Edison Company (1975-1981), and General Motors Corp. (1972-1975). Mr. Patrick received his Bachelor's Degree from Northeast Missouri State University.

         Scott M. Nehm has been with DESA and the predecessor operation since 1982. In January 1995, he was appointed Vice President, Controller. Prior to DESA, Mr. Nehm has held positions of increasing responsibility in financial management at Modine Manufacturing Company (1971-1973), Koehring Company (1974-1979), and Allied Products Inc. (1980-1981). Mr. Nehm has a CPA Certificate, BBA and MBA degrees from the University of Wisconsin in Accounting, Finance and Marketing.

Item 11. Executive Compensation.

         The following table sets forth compensation earned for all services rendered to the Company during fiscal 1997, fiscal 1998 and fiscal 1999 as applicable, by the Company's chief executive officers and the most highly compensated executive officer other than the Company's chief executive officers (collectively, the "Named Executive Officers").

                                                               Annual Compensation                            Long-Term
                                                                                                             Compensation
                                                                                                                Awards
                                                                                                             ------------

                                                                                                              Number of
                                                                                           Other Annual       Securities
                                               Fiscal          Salary         Bonus(1)     Compensation       Underlying
                                                Year             ($)            ($)           ($)               Options
                                               ------          -------        --------     ------------      ------------
Robert H. Elman............................     1999           600,961           --        128,327(4)         614,133(11)
  Chairman, Chief Executive Officer (2)         1998           612,115        630,000      106,808(4)            --
                                                1997           565,385        820,000      112,233(4)            --
Terry G. Scariot...........................     1999           297,391           --         26,719(5)         277,822
  Chief Executive Officer, President (2)        1998           274,946        240,000       26,856(6)            --
                                                1997           249,400        120,000       16,203(7)            --
John M. Kelly..............................     1999           297,391           --         47,224(8)         277,822
  Chief Operating Officer(3)                    1998           274,946        240,000       37,788(9)            --
                                                1997           249,400        120,000      29,203(10)            --
----------

(1)  Annual  bonuses are  indicated  for the year in which they were earned and accrued.  Annual  bonuses for any year are generally paid in the following fiscal year.

(2)  Mr. Elman retired as of April 5, 1999 and Mr. Scariot was elected Chief Executive Officer on that date.

(3)  Mr. Kelly was elected Chief Operating Officer on April 5, 1999. Previously, he was Executive Vice President.

(4)  Includes $52,761 for life insurance.

(5)  Includes $7,034 for tax planning.

(6)  Includes $7,370 for country club memberships.

(7)  Includes $4,796 for tax planning.

(8)  Includes $27,714 for medical expenses.

(9)  Includes $22,378 for medical expenses.

(10) Includes $16,739 for medical expenses.

(11) Mr. Elman's options were cancelled on April 5, 1999.

     The Company granted the options set forth and described in the following table to the Named Executive Officers in fiscal 1999:

                                              OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                                        Potential Realizable
                                                                                                          Value at Assumed
                                                                                                        Annual Rates of Stock
                           Number of          % of Total                                               Price Appreciation for
                          Securities         Options/SARs                                                    Option Term
                          Underlying          Granted to        Exercise of                            ----------------------
                          Option/SARs        Employees in       Base Price         Expiration
        Name              Granted (#)        Fiscal Year          ($/Sh)              Date             5% ($)         10% ($)
        ----              -----------       -------------       -----------        ----------        ---------       ---------

Robert H. Elman           614,133                44.9              6.49                (1)              --              --
Terry G. Scariot          277,822(2)             20.3              6.49             8/31/2009        1,133,983       2,873,735
John M. Kelly             277,833(2)             20.3              6.49             8/31/2009        1.133,983       2,873,735

(1)  Mr. Elman's options were cancelled on April 5, 1999.

(2)  The vesting and  execisability  of Mr. Scariot's and Mr. Kelly's options are subject to certain  performance  conditions relating to the Company's EBITDA in the period from fiscal years 1999 to 2003.

         The following table sets forth the number of securities underlying the options held by the Named Executive Officers at the end of fiscal 1999:

                     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                                          (e) Value of
                                                                                                      Unexercised in-the-
                                                                        (d) Number of Securities             Money
                                                                         Underlying Unexercised         Options/SARs at
                                                                         Options/SARs at Fiscal       Fiscal Year-End ($)
                        (b) Shares Acquired          (c) Value                Year-End (#)                Exercisable
     (a) Names            on Exercise (#)          Realized ($)        Exercisable/Unexercisable         /Unexercisable
     ---------          -------------------        ------------        -------------------------         --------------

Robert H. Elman                 --                      --                     0/614,133(1)                   --
Terry G. Scariot                --                      --                     0/277,822                      --
John M. Kelly                   --                      --                     0/277,822                      --

(1)  Mr. Elman's options were cancelled on April 5, 1999.

Employment Arrangements with Executive Officers

         Mr. Scariot is currently  employed pursuant to an employment  agreement which carries a three-year term. Under this agreement, Mr. Scariot currently receives a salary of $315,360. Mr. Kelly is currently employed pursuant to an employment agreement which carries a three-year term. Under this agreement, Mr. Kelly currently receives a salary of $315,360. Pursuant to these employment agreements, the salary of each of Messrs. Scariot and Kelly will be subject to annual increases at the discretion of the Board of Directors of the Company. Messrs. Scariot and Kelly are eligible to participate in an executive bonus plan which was instituted for fiscal 1999, 2000, 2001, 2002 and 2003. Messrs. Scariot and Kelly also participate in an option plan which will allow management to earn up to 12.5% of the fully diluted equity of DESA upon achievement of pre-determined performance targets.

Director Compensation

         No director received any compensation for his services as director in fiscal year 1999. Mr. Incandela receives a director's fee of $10,000 per year plus a $1,000 per meeting attended and has been granted options to purchase 10,000 shares of the Company's Common Stock at $6.49 per share. Said options vest annually in equal installments over three years.

Change of Control Arrangement

          In the event of a change of control of the Company after which the employment of Messrs. Scariot and Kelly with the Company is not continued, Messrs. Scariot and Kelly will be entitled to change of control benefits unless the equity investment of each of Messrs. Scariot and Kelly in DESA shall have tripled in value. Such benefits comprise twelve months of salary and fringe benefits and a pro-rated portion of any bonus for which the executive would otherwise be eligible.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board of Directors of the Company comprises Messrs. Rudy, Scariot and Greene. Prior to his retirement, Mr. Elman served on the Committee as well. Mr. Scariot is an executive officer of the Company. Mr. Rudy is a Managing Director of JWCA and Mr. Greene is a Managing Director of UBS Capital.

Board Compensation Committee Report on Executive Compensation

         It is the Compensation Committee's responsibility to review, recommend and approve the Company's compensation policies and programs, including all compensation for the Chief Executive Officer and the other executive officers of the Company. The Compensation Committee administers the Company's 1998 Stock Option Plan. The Chief Executive Officer of the Company does not participate in Committee decisions regarding his compensation.

         The purpose of the 1998 Stock Option Plan is to encourage key employees, officers and directors of the Company who render services of special importance to, and who have contributed or are expected to contribute materially to the success of, the Company to continue their association with the Company by providing favorable opportunities for them to participate in the ownership of the Company and in its future growth. The Compensation Committee made stock option grants to Messrs. Elman, Scariot and Kelly in fiscal 1999.

         The Compensation Committee determined the salary levels of the Company's executive officers, including the Chief Executive Officer, for fiscal 1999, as well as the amounts of bonuses paid in fiscal 1999 for performance in fiscal 1998. The compensation policies implemented by the Compensation Committee, which combine base salary and incentive compensation in the form of cash bonuses and long-term stock options, are designed to achieve the operating and acquisition strategies and goals of the Company. In particular, in determining bonuses paid in 1999 in respect of 1998 and salary levels for fiscal 1999, the Compensation Committee took into account the past or expected future contributions of each executive officer to the Company's strategic goals, especially the efforts of each such officer in connection with Recapitalization, and the acquisitions of Heath/Zenith and FMI/UHI.

                                             COMPENSATION COMMITTEE

                                             RAYMOND B. RUDY, Chairman
                                             TERRY G. SCARIOT
                                             MICHAEL GREENE

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information regarding the beneficial ownership of the Common Stock of DESA by each person known to the Company to be the beneficial owner of more than five percent of the common stock of DESA, each director of the Company, each Named Executive Office and all directors and executive officers of the Company as a group. Except as otherwise indicated, the beneficial owners of the voting stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. The business address for each executive officer of the Company is in care of the Company.

                                                                                    Shares
                                                                                 Beneficially
              Name and Address                                                       Owned            Percent
              ----------------                                                   ------------         -------

J.W. Childs Equity Partners, L.P.(1)
  One Federal Street
  Boston, Massachusetts.......................................................      9,971,929           63.1%
UBS Capital LLC(2)
  299 Park Avenue
  New York, New York..........................................................      2,923,718           18.6
John W. Childs(1)(3)(4)
  One Federal Street
  Boston, Massachusetts.......................................................     10,373,889           65.7
Raymond B. Rudy(1)(3)(5)
  One Federal Street
  Boston, Massachusetts.......................................................      9,999,549           63.3
Adam L. Suttin(1)(3)(6)
  One Federal Street
  Boston, Massachusetts.......................................................     10,011,771           63.4
Michael Greene(7)
  299 Park Avenue
  New York, New York..........................................................      2,923,718           18.6
Terry G. Scariot..............................................................        109,450              *
John M. Kelly.................................................................        109,450              *
Robert H. Elman(8)............................................................        377,602            2.4
All Directors and executive officers as a group (8
  persons)(1)(2)(3)(4)(5)(6)(7)...............................................     13,652,088           86.2
----------

 *  Less than 1.0%

(1)  Includes 148,572 shares deemed beneficially owned by Childs pursuant to warrants.
(2)  Includes 43,504 shares deemed beneficially owned by UBS Capital pursuant to warrants.
(3)  Includes shares  beneficially owned by Childs, as to which Messrs.  Childs, Rudy and Suttin may be deemed also to be beneficial owners.
(4)  Includes 6,501 shares deemed beneficially owned by Mr. Childs pursuant to warrants.
(5)  Includes 336 shares deemed beneficially owned by Mr. Rudy pursuant to warrants.
(6)  Includes 585 shares deemed beneficially owned by Mr. Suttin pursuant to warrants.
(7)  Includes  shares  beneficially  owned by UBS Capital,  as to which Mr.  Greene may also be deemed to be a beneficial owner.
(8)  Includes 177,494 shares owned by Mr. Elman's family.

Item 13. Certain Relationships and Related Transactions

     At the closing of the Recapitalization, the Company entered into a management agreement with JWCA providing for payment by the Company to JWCA of
(i) a $2.55 million advisory and financing fee in consideration of JWCA's services regarding the planning, structuring and negotiation of the Recapitalization and related financing and (ii) an annual management fee of $189,000 in consideration of JWCA's ongoing provision of certain consulting and management advisory services. Payments under this management agreement may be made only to the extent permitted by the Credit Facility and the Indenture. The management agreement is for a five-year term, automatically renewable for successive extension terms of one year, unless JWCA or the Company shall give notice of termination.

     At the closing of the Recapitalization, the Company entered into a management agreement with UBS Capital providing for payment by the Company to UBS Capital of (i) a $0.7 million advisory and financing fee in consideration of UBS Capital's services regarding the planning, structuring and negotiation of the Recapitalization and related financing and (ii) an annual management fee of $51,000 in consideration of UBS Capital's ongoing provision of certain consulting and management advisory services. Payments under this management agreement may be made only to the extent permitted by the Credit Facility and the Indenture. The management agreement is for a five-year term, automatically renewable for successive extension terms of one year, unless UBS Capital or the Company shall give notice of termination.

     Pursuant to the Recapitalization Agreement, concurrently with the closing of the Recapitalization, the Company, the Equity Investors and the Existing Stockholders (the "Stockholders") entered into a Stockholders Agreement (the "Stockholders Agreement"). Subject to certain exceptions, the Stockholders Agreement restricts the right of the Stockholders to transfer any DESA Common Stock or Warrants or other vested rights to acquire DESA Common Stock (collectively, the "Subject Securities") without the consent of the holders of a majority of the Subject Securities at the time held by Childs and its affiliates and associates (the "JWC Holders"). DESA and the JWC Holders have certain rights of first refusal with respect to Subject Securities. In addition, the Stockholder Agreement provides for certain so-called "tag-along," "drag-along" and "piggyback registration" rights. In addition, the Stockholder Agreement provides each Stockholder with certain preemptive rights. The Stockholder Agreement also obligates DESA and the Stockholders to take all necessary actions to include certain nominees of the JWC Holders (who could constitute a majority of the board of directors) and one nominee of UBS Capital LLP on the Company's board of directors and to ensure that certain representatives of the other Stockholders may attend meetings. The Stockholders Agreement also restricts the Company's right to enter into agreements with JWC Holders without the consent of the other Stockholders.

     DESA and its subsidiaries expect to enter into a tax sharing agreement providing (among other things) that each of the subsidiaries will reimburse DESA for its share of income taxes determined as if such subsidiary had filed its tax returns separately from DESA.

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

                  (a)      Exhibits

  Exhibit No.                              Description of Document
  -----------                              -----------------------

      2.1       Recapitalization Agreement, dated as of October 8, 1997, among J.W. Childs          *
                Equity Partners, L.P., Desa Holdings Corporation and each Stockholder of  Desa
                Holdings Corporation named therein
      2.2       Stock Purchase  Agreement,  dated as of January 12, 1998, by and among Heath        *
                Holding Corp., its Shareholders and  Optionholders and the Company
      2.3       Agreement and Plan of Reorganization, dated May 13, 1998 by and among  the          **
                Company, FMI Acquisition, Inc.,  Fireplace Manufactuers, Inc et al.
       3.1      Articles of Incorporation of the DESA International, Inc.                           *
      3.1A      Articles of Incorporation of the Company                                            *
      3.2       By-laws of the DESA International, Inc.                                             *
      3.2A      By-laws of the Company                                                              *
       4.1      Indenture, dated as of  November 26, 1997, by and among the Company, DESA           *
                International, Inc., and Marine Midland Bank relating to  $130,000,000  of the Company's  9 7/8% Senior Subordinated Notes Due 2007
      4.2       Registration Rights Agreement, dated as of November 26, 1997 by and among           *
                the Company, DESA International, Inc., NationsBanc Montgomery Securities,
                Inc. and UBS Securities LLC
      4.3       Purchase Agreement, dated as of November 21, 1997, by and among the                 *
                Company,DESA International, Inc., NationsBanc Montgomery Securities, Inc.
                and UBS Securities LLC
      4.4       Global Note Payable to CEDE & Co.                                                   *
      4.5       Company Guarantee                                                                 *
      10.1      Credit Agreement, dated as of November 26, 1997 by and among the Company,           *
                DESA International,  Inc., NationsBank, N.A., UBS Securities LLC
                and NationsBanc Montgomery Securities, Inc.
      10.2      Management Incentive Plans of the Company, dated March 1, 1997                      *
      10.3      Sales Compensation and Incentive Plan of the Company for FY 1998                    *
      10.4      Services Agreement between the Company and Hamilton Ryker Company                   *
      10.5      Services Agreement between the Company and Manpower Services                        *
      10.6      Representative Manufacturer's Representative Agreement



  Exhibit No.                              Description of Document
  -----------                              -----------------------

     10.15      Intellectual Property Agreement between the Company and Worgas Bruciatori           *
                SRL dated December 1, 1996
     10.16      Intellectual Property Agreement between the Company and Valor Limited dated         *
                May 21, 1996
     10.17      Intellectual Property Agreement between the Company and Remington Arms              *
                Company dated August 29, 1969
     10.18      Intellectual Property Agreement between the Company and Remington Arms              *
                Company dated January 29, 1988
     10.19      Lease Agreement between the Company and Shelbyville Industrial Spec.                *
                Building - WRS Partnership
     10.20      Agreement to produce and sell finished goods between the Company and                *
                Tangible/Shinn Fu
     10.21      Agreement to produce and sell finished goods between the Company and BYSE           *
     10.22      Agreement to produce and sell finished goods between the Company and NU-            *
                TEC
     10.23      Agreement to produce and sell finished goods between the Company and                *
                International Pin
     10.24      Agreement to produce and sell finished goods between the Company and                *
                Kingsman Industries
     10.25      Agreement to produce and sell finished goods between the Company and Sealey         *
     10.26      Agreement to produce and sell finished goods between the Company and                *
                Hudson Manufacturing
     10.27      Agreement to produce and sell finished goods between the Company and                *
                Sengoka Works, Ltd
     10.28      Employment Agreement, dated as of November 26, 1997, between the Company            *
                and Robert H. Elman
     10.29      Employment Agreement, dated as of November 26, 1997, between the Company            *
                and John M. Kelly
     10.30      Employment Agreement, dated as of November 26, 1997, between the Company            *
                and Terry G. Scariot
     10.31      The Company's 1998 Stock Option Plan                                                ***
     10.32      The Company's Stockholders Agreement dated as of November 26, 1997 among            ***
                the Company and the persons named therein
     10.33      The Company's Amended and Restated Stockholders Agreement dated as of               ****
                October 9, 1998 among the Company and the persons named therein
     10.34      The Company's Purchase Agreement dated as of October 9, 1998 among the              ****
                Company and the persons named therein
     10.35      Preferred Stock Tagalong Agreement dated as of October 9, 1998 among the            ****
                Company and the persons named therein
     10.36      Form of Warrant                                                                     ****




  Exhibit No.                              Description of Document
  -----------                              -----------------------

     10.37      Amendment and Waiver No. 4 to the Loan Documents dated as of May 25, 1999          Filed
                by and among the Company, DESA International, Inc., NationsBank, N.A., UBS         herewith
                Securities LLC, Banc of America Securities LLC et al.

       27       Financial Data Schedule                                                            Filed
                                                                                                   herewith
----------

*    Incorporated  by reference to the  Company's  Registration  Statement on Form S-4 filed on August 5,
     1998 (File No. 333-44969)
**   Incorporated by reference to the Company's  Statement on Schedule 13D in respect of the common stock of Fireplace Manufacturers, Inc. filed on June 5, 1998
***  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended August
     29, 1998
**** Incorporated  by  reference  to the  Company's  Quarterly  Report on Form 10-Q for the period  ended
     November 28, 1998

   (b)    Financial Statements

          DESA HOLDINGS, INC. AND SUBSIDIARIES

          Report of Independent Auditors.....................................F-1
          Consolidated Balance Sheets at February 27, 1999 and
          February 28, 1998..................................................F-2
          Consolidated Statements of Income for the fiscal years ended
          February 27,1999, February 28, 1998 and March 1, 1997..............F-4
          Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended February 27, 1999, February 28, 1998 and
          March 1, 1997......................................................F-5
          Consolidated Statements of Cash Flows for the fiscal years ended
          February 27, 1999, February 28, 1998 and March 1, 1997.............F-7

   (c)    Financial Statement Schedules

          SCHEDULE II - Valuation and Qualifying Accounts

   (d)    Reports on Form 8-K

          The Company filed a report on Form 8-K on April 1, 1999 announcing the retirement of its Chairman and Chief Executive Officer.

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy materials have been sent to security holders.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DESA Holdings Corporation

                                           By:    /s/ Terry G. Scariot
                                           Name:  Terry G. Scariot
                                           Title: Chief Executive Officer and
                                                  President

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                               Title                            Date


/s/ Terry G. Scariot            Chief Executive Officer,            May 28, 1999
Terry G. Scariot                President and Director
                                (Principal Executive Officer)

/s/ Raymond B. Rudy             Chairman                            May 28, 1999
Raymond B. Rudy


/s/ John M. Kelly               Chief Operating Officer             May 28, 1999
John M. Kelly


/s/ John W. Childs              Director                            May 28, 1999
John W. Childs


/s/ Adam L. Suttin              Director                            May 28, 1999
Adam L. Suttin

______________________          Director                            May __, 1999
Michael Greene


/s/ Joseph J. Incandela         Director                            May 28, 1999
Joseph J. Incandela


/s/ Edward G. Patrick           Vice President of Finance and       May 28, 1999
Edward G. Patrick               Treasurer (Principal Financial
                                Officer)


/s/ Scott M. Nehm               Vice President and Controller       May 28, 1999
Scott M. Nehm                   (Principal Accounting Officer)

Financial Statements:

Report of Independent Auditors.......................................................    F-1

Consolidated Balance Sheets at February 27, 1999 and February 28, 1998...............    F-2

Consolidated  Statements of Income for the fiscal years ended February 27,
         1999, February 28, 1998 and March 1, 1997...................................    F-4

Consolidated Statements of  Stockholders'  Equity (Deficit) for the fiscal years
         ended February 27, 1999, February 28, 1998 and March 1, 1997................    F-5

Consolidated Statements of Cash Flows for the fiscal years ended February
         27, 1999, February 28, 1998 and March 1, 1997...............................    F-7

                        Consolidated Financial Statements

                            DESA Holdings Corporation

                      Fiscal years ended February 27, 1999,
                       February 28, 1998 and March 1, 1997
                       with Report of Independent Auditors

                         Report of Independent Auditors

Board of Directors and Stockholders
DESA Holdings Corporation

We have audited the accompanying consolidated financial statements and schedule of DESA Holdings Corporation as listed in the accompanying index to the financial statements (Item 14(a)). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to the financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of DESA Holdings Corporation at February 27, 1999 and February 28, 1998, and the consolidated results of its operations and cash flows for each of the three years in the period ended February 27, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.



New York, New York
May 25, 1999

                                  DESA Holdings Corporation

                                  Consolidated Balance Sheets

                                                          February 27,           February 28,
                                                             1999                    1998
                                                         ------------------------------------
                                                                 (In Thousands, Except
                                                                   Number of Shares)
Assets
Current assets:
   Cash and cash equivalents                              $     888                 $     794
   Accounts receivable, net                                  30,390                    20,838
   Inventories:
     Raw materials                                              986                     1,257
     Work-in-process                                          6,376                     8,908
     Finished goods                                          37,891                    30,191
                                                          -----------------------------------
                                                             45,253                    40,356
   Deferred tax assets                                        2,137                     3,730
   Other current assets                                       1,321                     1,440
                                                          -----------------------------------
Total current assets                                         79,989                    67,158


Property, plant and equipment:
   Land                                                         390                       390
   Buildings and improvements                                 6,173                     5,241
   Machinery and equipment                                   34,527                    29,891
   Furniture and fixtures                                       725                       630
                                                          -----------------------------------
                                                             41,815                    36,152
   Less accumulated depreciation                             26,182                    22,593
                                                          -----------------------------------
                                                             15,633                    13,559

Goodwill, net                                                81,882                    63,430

Deferred tax assets                                             598                        --

Other assets, net                                            25,250                    11,489






                                                          -----------------------------------
Total assets                                              $ 203,352                 $ 155,636
                                                          ===================================





                                                          February 27,           February 28,
                                                             1999                    1998
                                                         ------------------------------------
                                                                 (In Thousands, Except
                                                                   Number of Shares)


Liabilities and stockholders' equity (deficit)
Current liabilities:
   Accounts payable                                       $  25,232                 $  15,035
   Accrued interest                                           3,075                     5,725
   Other accrued liabilities                                 10,732                    14,004
   Income taxes payable                                          --                        49
   Current portion of long-term debt                         13,307                     5,250
                                                          -----------------------------------
Total current liabilities                                    52,346                    40,063

Long-term debt                                              285,138                   261,105
Deferred tax liabilities                                         --                     1,781
Other liabilities                                               599                       433
                                                          -----------------------------------
Total liabilities                                           338,083                   303,382

Commitments

Series C redeemable preferred stock, $.01 par value;
  authorized--40,000 shares at February 27, 1999 and
  February  28, 1998; issued and outstanding--19,990
  shares at February 27, 1999 and 17,600 shares at
  February  28, 1998 (liquidation  preference--
  $20,371,000 at February 27, 1999 and $18,144,000 at
  February 28, 1998)
                                                             17,207                    14,661

Stockholders' equity (deficit):
  Common stock, $.01 par value; authorized--
    50,000,000 shares at February 27, 1999 and February
    28, 1998; issued and outstanding--15,548,692 shares
    at February 27, 1999 and 13,688,015 shares at
    February 28, 1998
                                                                155                       137
  Nonvoting common stock, $.01 par value; authorized--
    3,000,000 shares at February 27, 1999 and
    February 28, 1998; issued and outstanding--90,604
    shares at February 27, 1999 and February 28, 1998             1                         1
  Capital in excess of par value                             97,984                    85,926
  Carryover predecessor basis adjustment                    (32,309)                  (32,309)
  Retained earnings (deficit)                              (216,742)                 (215,598)
  Accumulated other comprehensive loss                       (1,027)                     (564)
                                                          -----------------------------------
Total stockholders' equity (deficit)                       (151,938)                 (162,407)
                                                          -----------------------------------
Total liabilities and stockholders' equity (deficit)      $ 203,352                 $ 155,636
                                                          ===================================


See accompanying notes

                                      DESA Holdings Corporation

                                  Consolidated Statements of Income


                                                                    Fiscal year ended
                                                      February 27,     February 28,      March 1,
                                                         1999              1998            1997
                                                      -------------------------------------------
                                                                     (In Thousands)

Net sales                                             $ 317,237        $ 224,169        $ 209,105
Cost of sales                                           213,828          145,486          130,890
                                                      -------------------------------------------
Gross profit                                            103,409           78,683           78,215

Operating costs and expenses:
   Selling                                               54,084           36,081           31,353
   General and administrative                            13,597           11,199           11,303
   Other                                                  5,362            2,911            2,601
                                                      -------------------------------------------
                                                         73,043           50,191           45,257
                                                      -------------------------------------------
Operating profit                                         30,366           28,492           32,958

Interest expense                                         27,864           17,327           14,509
                                                      -------------------------------------------
Income before provision for income taxes                  2,502           11,165           18,449

Provision for income taxes                                1,166            5,545            7,733
                                                      -------------------------------------------
Income before extraordinary item                          1,336            5,620           10,716
Extraordinary loss, net of income tax benefit                --           (2,308)              --
                                                      -------------------------------------------
Net income                                                1,336            3,312           10,716

Less dividends and accretion on preferred stock           2,480              607               --
                                                      -------------------------------------------
Income (loss) available to common stockholders        $  (1,144)       $   2,705        $  10,716
                                                      ===========================================



See accompanying notes.

                                                      DESA Holdings Corporation

                                      Consolidated Statements of Stockholders' Equity (Deficit)


                                                              Non                 Carryover              Accumulated      Total
                                                             voting  Capital in  Predecessor  Retained      Other      Stockholders'
                                                    Common   Common  Excess of     Basis      Earnings  Comprehensive    Equity
                                                    Stock    Stock   Par Value   Adjustment  (Deficit)      Loss        (Deficit)
                                                    --------------------------------------------------------------------------------
                                                                                                     (In Thousands)
Balance at March 2, 1996                            $ 234    $   18    $26,514  $(32,309)   $ (89,829)   $   (30)     $ (95,402)
Comprehensive income:
 Net income                                            --        --         --        --       10,716         --         10,716
 Foreign currency translation adjustment               --        --         --        --           --       (278)          (278)
                                                                                                                      ---------
Comprehensive income                                   --        --         --        --           --         --         10,438
Exercise of stock options                               2        --        208        --           --         --            210
                                                    ---------------------------------------------------------------------------
Balance at March 1, 1997                              236        18     26,722   (32,309)     (79,113)      (308)       (84,754)
Comprehensive income:
 Net income                                            --        --         --        --        3,312         --          3,312
 Foreign currency translation adjustment               --        --         --        --           --       (256)          (256)
                                                                                                                      ---------
Comprehensive income                                   --        --         --        --           --         --          3,056
Exercise of stock options                              --        --          5        --           --         --              5
Exercise of stock options simultaneously
  with the Recapitalization                             2        --        148        --           --         --            150
Tax benefit on exercise of stock options               --        --        177        --           --         --            177
Repurchase of common stock during the
  Recapitalization                                   (223)      (17)   (18,276)       --     (139,190)        --       (157,706)
Issuance of common stock during the Recapitalization  112        --     73,703        --           --         --         73,815
Expenses attributable to the Recapitalization          --        --     (6,536)       --           --         --         (6,536)
Issuance of warrants during the Recapitalization       --        --      3,002        --           --         --          3,002
Issuance of common stock                               11        --      7,050        --           --         --          7,061
Repurchase of common stock                             (1)       --        (69)       --           --         --            (70)
Dividends on preferred stock                           --        --         --        --         (544)        --           (544)
Accretion of preferred stock                           --        --         --        --          (63)        --            (63)
                                                    ---------------------------------------------------------------------------
Balance at February 28, 1998                          137         1     85,926   (32,309)    (215,598)      (564)      (162,407)
Comprehensive income:
 Net income                                            --        --         --        --        1,336         --          1,336
 Foreign currency translation adjustment               --        --         --        --           --       (463)          (463)
                                                                                                                      ---------
Comprehensive income                                   --        --         --        --           --         --            873
Accretion of preferred stock                           --        --         --        --         (253)        --           (253)
Dividends on preferred stock                           --        --         --        --       (2,227)        --         (2,227)
Issuance of common stock                               18        --     12,058        --           --         --         12,076
                                                    ---------------------------------------------------------------------------
Balance at February 27, 1999                         $155      $  1    $97,984  $(32,309)   $(216,742)   $(1,027)     $(151,938)
                                                    ===========================================================================


See accompanying notes.

                                          DESA Holdings Corporation

                                    Consolidated Statements of Cash Flows


                                                                         Fiscal year ended
                                                         February 27,       February 28,          March 1,
                                                            1999                1998                1997
                                                         -------------------------------------------------
                                                                          (In Thousands)
Operating activities
Net income                                               $  1,336            $  3,312            $ 10,716
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                           3,589               2,456               2,432
     Amortization                                           4,998               2,256               2,104
     Deferred income taxes                                    271                 (36)                 --
     Equity in undistributed earnings of joint venture       (170)               (157)               (132)
     Extraordinary item                                        --               2,308                  --
     (Increase) decrease in operating assets, net of
       effects of acquisitions:
         Accounts receivable, net                          (7,888)                131              (2,315)
         Inventories                                       (1,212)             (6,996)               (811)
         Other current assets                                 211                (153)               (337)
     Increase (decrease) in operating liabilities:
       Accounts payable                                     8,592              (7,646)              7,107
       Accrued interest                                    (2,512)              4,437                 798
       Other accrued liabilities                           (5,025)                512              (1,492)
       Income taxes payable                                   (49)                565                 346
       Other liabilities                                      166                 157                 (18)
                                                          -----------------------------------------------
Net cash provided by operating activities                   2,307               1,146              18,398
                                                          -----------------------------------------------

Investing activities
Capital expenditures                                       (4,462)             (5,475)             (2,770)
Dividends received from joint venture                         170                 157                 132
Cash paid for acquisitions, net of cash acquired          (40,694)            (40,294)                 --
Additional fees paid in conjunction with acquisition
  of Heath                                                   (263)                 --                  --
Other                                                          26                (368)               (244)
                                                          -----------------------------------------------
Net cash used in investing activities                     (45,223)            (45,980)             (2,882)
                                                          -----------------------------------------------


                                          DESA Holdings Corporation

                              Consolidated Statements of Cash Flows (continued)

                                                                         Fiscal year ended
                                                         February 27,       February 28,          March 1,
                                                            1999                1998                1997
                                                         -------------------------------------------------
                                                                          (In Thousands)
Financing activities
Proceeds from debt                                       $      --           $ 265,500           $      --
Proceeds from issuance of Series C
   Redeemable Preferred Stock                                   --              14,598                  --
Proceeds from issuance of warrants                              --               3,002                  --
Proceeds from issuance of common stock                          --              73,815                  --
Repurchase of common stock                                      --            (157,706)                 --
Repayment of Term Loans                                         --            (183,095)                 --
Payment of expenses attributable to the
   Recapitalization                                             --             (17,670)                 --
Increase (decrease) in revolving loan                           --              43,000              (2,759)
Increase (decrease) in working capital loan                  7,202             (20,020)                 --
Principal payments of Term Loans                            (5,250)             (7,980)             (8,050)
Proceeds from Acquisition Loans                             30,000              20,000                  --
Payments for repurchase of common stock                         --                 (70)                 --
Exercise of stock options                                       --                 155                 210
Proceeds from issuance of common stock                      12,076               7,061                  --
Payment of debt financing costs                             (1,016)                 --                  --
                                                          ------------------------------------------------
Net cash provided by (used in) financing activities         43,012              40,590             (10,599)

Effect of exchange rate changes on cash                         (2)                (20)                 (4)
                                                          ------------------------------------------------
Increase (decrease) in cash and cash equivalents
   for the year                                                 94              (4,264)              4,913
Cash and cash equivalents at beginning of year                 794               5,058                 145
                                                          ------------------------------------------------
Cash and cash equivalents at end of year                  $    888           $     794           $   5,058
                                                          ================================================



See accompanying notes


                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements

    Fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997


1. Organization and Basis of Presentation

DESA Holdings Corporation ("Holdings") was formed in 1993 by a group of investors led by Hicks, Muse, Tate & Furst ("Hicks Muse") and certain management shareholders. Hicks Muse owned 60% of the outstanding voting shares of Holdings with the remaining shares owned by the management shareholders. In December 1993, Holdings acquired all of the outstanding common shares of DESA
International, Inc. ("DESA") (the "Restructuring" transaction). This Restructuring met the criteria under the Emerging Issues Task Force Issue No. 88-16, "Basis in Leveraged Buyout Transactions". Consequently, management's entire residual interest in Holdings was valued at its predecessor basis and is shown as a Carryover Basis Adjustment of $32,308,744, which reduces stockholders' equity (deficit) on the consolidated balance sheets whereas Hicks Muse's residual interest was valued at fair value.

On November 26, 1997, J.W. Childs Equity Partners, L.P. and certain other investors (collectively, the "Investors") acquired 89.6% of the outstanding shares of Holdings. In connection with such transaction, Holdings issued to the Investors 11,373,973 shares of $.01 par value common stock, for aggregate consideration of $73.8 million ($6.49 per share) and 17,600 shares of $.01 par value Series C redeemable preferred stock (the "Preferred Stock") and warrants to purchase 463,232 shares of Holdings' nonvoting common stock (the "Warrants") in exchange for aggregate consideration of $17.6 million. In addition, certain of Holdings' existing stockholders retained a portion of their existing shares of capital stock which have a total value of $8.6 million ($6.49 per share) and represent 10.4% of the outstanding shares of Holdings.

Holdings used such proceeds, together with a portion of the proceeds borrowed by its wholly-owned subsidiary, DESA, under new term loans and a working capital loan facility (the "Credit Facility") with NationsBank, N.A. ("NationsBank") as administrative agent, to repurchase 89.6% of its outstanding common stock and nonvoting common stock for $157,706,000 ($6.53 per share, inclusive of $1,119,000 (or $.04 per share) relating to a purchase price adjustment for net working capital that was higher at the closing date than originally estimated at the measurement date). The remaining proceeds from the Credit Facility and the proceeds from the issuance by DESA of $130,000,000 of Senior Subordinated Notes were used to repay the outstanding amounts under Holdings' existing credit agreement (see Notes 6 and 8).

                            DESA Holdings Corporation

1. Organization and Basis of Presentation (continued)

The above described transactions have been accounted for as a recapitalization (the "Recapitalization") with all amounts paid to the former shareholders recorded as reductions in stockholders' equity (deficit).

2. Company Operations

Holdings is engaged in the manufacturing and marketing of various consumer product lines, including zone heating products and specialty products primarily throughout the United States and Europe. Two significant customers, which operate in the hardware homecenter industry, accounted for 29% and 11% of net sales, respectively, in fiscal year 1999, 17% and 13% of net sales, respectively, in fiscal year 1998 and 13% and 11% of net sales, respectively, in fiscal year 1997. The receivable balances from these two customers collectively represented 37% and 25% of Holdings' accounts receivable at February 27, 1999 and February 28, 1998.

Other than a small amount of goodwill, Holdings has no assets, operations or cash flows independent of DESA and, accordingly, separate financial statements for DESA have not been provided as management believes that such financial statements are not material to an investor. Holdings has fully and unconditionally guaranteed the Credit Facility and the Senior Subordinated Notes (see Note 6).

3. Summary of Significant Accounting Policies

Fiscal Year

Holdings' fiscal year ends on the Saturday closest to February 28. The fiscal years for the consolidated financial statements included herein ended on February 27, 1999 (52 weeks), February 28, 1998 (52 weeks) and March 1, 1997 (52 weeks).

                            DESA Holdings Corporation

Consolidation

The accompanying consolidated financial statements include the accounts of DESA Holdings Corporation and its wholly-owned subsidiary, DESA International, Inc., and all of its wholly- owned subsidiaries, including DESA Industries of Canada, Inc., DESA Europe B.V., DESA Industries of V.I., Inc., and Heath Company Limited. All significant intercompany accounts and transactions have been eliminated. DESA's 50% interest in a joint venture is accounted for using the equity method.

Cash Equivalents

Holdings considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. The cost of all inventories in the United States is valued using the last-in, first-out ("LIFO") method while the cost of all foreign inventories is valued using the first-in, first-out ("FIFO") method. Holdings believes the LIFO method results in a better matching of current costs with current revenues. At February 27, 1999 and February 28, 1998, approximately 82% of the total inventories are costed at LIFO. The effect of using the LIFO method in fiscal years 1999, 1998 and 1997 was to increase pre-tax income by $541,000, $284,000 and $278,000, respectively.

If the LIFO method of valuing inventories was not used, total inventories would have been $1,198,000 and $657,000 lower than reported at February 27, 1999 and February 28, 1998, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized whereas maintenance and repairs are expensed as incurred. Upon disposition, the asset cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income.

                            DESA Holdings Corporation

Depreciation of plant and equipment is determined on the straight-line basis over the following estimated useful lives:

Buildings and improvements                   33 years
Machinery and equipment                      5-12 years
Furniture and fixtures                       5-10 years
Tooling and molds                            2-3 years

Income Taxes

Holdings accounts for income taxes using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are determined based on tax rates expected to be in effect when the taxes are actually paid or refunds received.

Financing Costs

Financing costs are amortized using the interest method over the life of the related debt instrument. The amortization of these financing costs is included in other operating expenses in the consolidated statements of income.

Goodwill

Goodwill is amortized on the straight-line basis over 40 years and is recorded at cost less accumulated amortization. Holdings reviews the recoverability of its goodwill by comparing the unamortized carrying value to anticipated undiscounted future cash flows. Any impairment is charged to expense when such determination is made. Accumulated amortization at February 29, 1999 and February 28, 1998 was $6,809,000 and $4,828,000, respectively, and amortization expense for fiscal years 1999, 1998 and 1997 was $1,981,000, $1,168,000 and
$1,118,000, respectively.

                            DESA Holdings Corporation

Warranty Costs

Holdings warrants its products against defects in design, materials and workmanship generally for six months to two years, depending on the product. A provision for estimated future costs related to warranty expense is recorded on an accrual basis when products are shipped.

Foreign Currency Translation

All assets, liabilities and results of operations are measured in the primary currency ("functional currency") in which each entity conducts its business. Assets and liabilities denominated in a currency other than the functional currency are remeasured and stated in the functional currency based on current or historical exchange rates. Gains or losses arising therefrom are included in net income. Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars, based on current exchange rates, are recorded in a separate component of stockholders' equity (deficit) called "Accumulated other comprehensive loss" and are included in determining comprehensive income. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates. The Canadian dollar has been determined to be the functional currency for DESA's Canadian subsidiary, the Netherlands Guilder for its European subsidiary and the Hong Kong dollar for its Hong Kong subsidiary.

Derivative Financial Instruments

Gains and losses related to interest rate protection agreements used to convert floating rate debt to a fixed rate basis are recorded over the lives of the agreements as an adjustment to interest expense (see Note 7).

Holdings utilizes forward exchange foreign currency contracts to reduce foreign exchange risks that arise from exchange rate movements between the dates that foreign currency transactions for the purchase of inventories are entered into and the date they are consummated. Gains and losses related to qualifying hedges of foreign currency risk exposure are deferred and recorded as adjustments to the carrying amounts of the related assets when the hedge transactions occur.

                            DESA Holdings Corporation

Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 must first be applied in the first quarter of fiscal years that begin after June 15, 1999. FAS 133 will require Holdings to recognize all derivatives on the consolidated balance sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivatives change in fair value will immediately be recognized in earnings. Management has determined that FAS 133 will not have a significant effect on the earnings and financial position of the Company.

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

4. Acquisitions

On February 4, 1998, Holdings purchased all of the issued and outstanding stock of Heath Holding Corp. ("Heath") for an aggregate purchase price of $42,365,000. The purchase price consisted of $40,365,000 in cash and a $2,000,000 junior subordinated note payable. In fiscal 1999, Holdings incurred an additional $263,000 of expenses related to the acquisition of Heath. Such expenses have been included as an addition to goodwill. Heath is engaged in the manufacturing and distribution of motion-sensor lighting products and wireless home-controlled devices, all of which are included in the Specialty Products segment of the Company. Holdings accounted for such acquisition using the purchase method.

                            DESA Holdings Corporation

The fair value of the assets acquired and liabilities assumed at February 4, 1998 is summarized as follows (in thousands):

Current assets                                 $   25,757
Property, plant and equipment                         458
Other assets                                        3,428
Goodwill                                           22,974
Current liabilities                                (9,989)
                                               ----------
                                               $   42,628
                                               ==========


Certain adjustments were recorded during fiscal 1999 to finalize purchase accounting.

The acquisition of Heath was financed through the issuance by Holdings of 1,081,852 shares of its common stock to certain of the Investors, borrowings of $20,000,000 under the NationsBank Acquisition Loan Commitment, the issuance of a $2,000,000 note to H.I.G. Investment Group, L.P. and certain other note holders, and additional borrowings under the NationsBank Working Capital Loan Commitment. The goodwill related to the acquisition of Heath is being amortized over 40 years.

On August 19, 1998, Holdings consummated two acquisitions. Holdings acquired all of the outstanding stock of Fireplace Manufacturers, Inc. ("FMI"), which then merged into DESA, for a net cash purchase price of $25,734,000. The purchase price includes non-compete agreements, with certain executives of FMI, covering a three-year period for aggregate payments of $3,050,000. Holdings also acquired the worldwide rights (except in China) to distribute Universal Heating, Inc.'s and its affiliates' ("UHI") indoor heating products, through DESA U.S. Inc., which then merged into DESA, for a cash purchase price of $12,634,000, including non-compete payments of $1,998,000. Holdings financed the two acquisitions, both of which are involved in the manufacturing and marketing of zone heating products, through borrowings of $26,292,500 under the Credit Facility (Acquisition Loan B) and the issuance of 1,860,677 shares of Common Stock to existing stockholders for $12,075,500.

Holdings accounted for such acquisitions using the purchase method and, accordingly, the results of operations of such acquisitions have been included in Holdings' results of operations from the acquisition dates.

                            DESA Holdings Corporation

The following summarizes the fair value of the assets acquired and liabilities assumed at August 19, 1998 for the two acquisitions (in thousands):

Current assets                                   $    4,450
Property, plant and equipment                         1,201
Other intangible assets                              15,734
Goodwill                                             20,043
Current liabilities                                  (3,060)
                                                 ----------
                                                 $   38,368
                                                 ==========

This allocation is preliminary and will be adjusted as necessary based upon further analysis of both acquisitions.

The following unaudited supplemental pro forma information is presented as if the acquisitions of FMI and UHI had been completed as of March 1, 1998 and March 2, 1997 and as if the acquisition of Heath had been completed as of March 2, 1997 and March 3, 1996 (in thousands):

                                                Fiscal year ended
                                    February 27,     February 28,      March 1,
                                        1999            1998            1997
                                  ----------------------------------------------

Net sales                          $329,944           $333,991         $253,520
Operating profit                     30,462             34,519           29,990
Income before extraordinary item        852              7,119            7,132
Net income                              852              4,811            7,132

5. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $1,628,000 and $1,517,000 at February 27, 1999 and February 28, 1998, respectively.

                            DESA Holdings Corporation

6. Financing Arrangements

As part of the Recapitalization discussed in Note 1, Holdings entered into a new credit agreement on November 26, 1997 with NationsBank, UBS Securities LLC and Nationsbanc Montgomery Securities, Inc. (the "Lenders"), which was amended in May 1998, that consists of a Working Capital Loan Commitment of up to $75,000,000 (which includes a Swing-Line Loan Commitment of up to $5,000,000), a Term A Loan Commitment ("Term A Loan") of $50,000,000, a Term B Loan Commitment ("Term B Loan") of $50,000,000, an Acquisition Loan Commitment of up to
$20,000,000 and an Acquisition B Loan Commitment of up to $30,000,000 (collectively, the "Credit Facility"). Also, in connection with the Recapitalization, DESA issued $130,000,000 aggregate principal amount of Senior Subordinated Notes to qualified institutional buyers, as defined in Rule 144A under the Securities Exchange Act of 1933.

The Credit Facility requires a Clean-Up Period, as defined, under the Working Capital Loan Commitment, for a period of 30 consecutive days occurring between January 1 and May 30 in each calendar year commencing January 1, 1998. During the Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and Swing Line loan advances outstanding shall not exceed $24,000,000 in 1998 and $15,000,000 for any Clean-Up Period thereafter. Holdings failed to comply with the requirements for the Clean-Up Period occurring between January 1, 1999 and May 30, 1999 (See Note 21).

Holdings had no outstanding balance drawn against the $5,000,000 Swing-Line Loan Commitment at February 27, 1999 and February 28, 1998. The Swing-Line Loan, which accrues interest monthly at the prime rate plus 1.25% per annum, extends to the earlier of November 26, 2003 or 30 days after the requested borrowing. After the expiration of the Swing-Line Loan period, the $5,000,000 Commitment remains as part of the Working Capital Loan Commitment of $75,000,000.

Commencing in fiscal 1999, the required annual payments under the Term A and Term B Term Loans are increased by 50% of any excess cash flows at the end of the fiscal year, as defined. No excess cash flow payments were required in fiscal 1999.

                            DESA Holdings Corporation

6. Financing Arrangements (continued)

This credit agreement includes various restrictive covenants which, among other things, prohibit payment of dividends to common stockholders, set maximum limits on capitalized lease obligations and capital expenditures, require minimum consolidated EBITDA (as defined) levels, and set consolidated interest coverage, fixed charge coverage and leverage ratios. At February 27, 1999, Holdings had failed to comply with the requirements the Total Leverage Ratio (See Note 21). Substantially all of Holdings' consolidated assets are pledged under the Credit Facility and Senior Subordinated Notes.

Outstanding borrowings consist of the following (in thousands):
                                                                    February 27,   February 28,
                                                                        1999           1998
                                                                   ----------------------------

9 7/8% Senior Subordinated Notes due 2007 (A)                       $130,000         $130,000
NationsBank and various banks Term A Loan (B)                         44,875           49,125
NationsBank and various banks Term B Loan (C)                         48,750           49,750
NationsBank and various banks Working Capital Loan Commitment (D)     22,682           15,480
NationsBank and various banks Acquisition Loan  (E)                   20,000           20,000
NationsBank and various banks Acquisition B Loan  (F)                 30,000             --
Note payable related to acquisition of Heath (G)                       2,138            2,000
                                                                    -------------------------
Total outstanding borrowings                                         298,445          266,355
Less current portion of long-term debt                                13,307            5,250
                                                                    -------------------------
Total long-term debt                                                $285,138         $261,105
                                                                    =========================

(A) The Senior Subordinated Notes are payable on December 15, 2007 and accrue interest at a rate of 9.875% per annum. Interest is payable semi-annually on June 15 and December 15, commencing on June 15, 1998. The Senior Subordinated Notes can be redeemed prior to the mandatory redemption date based upon the occurrence of certain events, as defined. DESA is the issuer of the Senior Subordinated Notes, which are fully and unconditionally guaranteed by Holdings.

(B) The Term A Loan is payable in quarterly installments through November 26, 2003 and accrues interest at the prime rate plus 1.50% or LIBOR plus 2.50% at the option of Holdings. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 7.85% and 8.16% in 1999 and 1998, respectively. Once repaid, the Term A Loan may not be reborrowed.

                            DESA Holdings Corporation

(C) The Term B Loan is payable in quarterly installments through November 26, 2004, and accrues interest at the prime rate plus 1.875% or LIBOR plus 2.875% at the option of Holdings. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 8.27% and 8.53% in 1999 and 1998, respectively. Once repaid, the Term B Loan may not be reborrowed.

(D) The Working Capital Loan Commitment is payable at any time at the option of Holdings prior to November 26, 2003 and accrues interest at the prime rate plus 1.50% or LIBOR plus 2.50%, at the option of Holdings. The weighted average interest rate was 7.96% and 8.25% in 1999 and 1998, respectively. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. Holdings can utilize letters of credit under the Working Capital Loan Commitment up to $10 million. As of February 27, 1999 and February 28, 1998, letters of credit of $718,000 and $2,291,000, respectively, are outstanding under the Working Capital Loan Commitment. Borrowings are generally limited to specific percentages of eligible trade receivables and inventory. Holdings pays commitment fees of 1/2 of 1% per annum on the daily unutilized Working Capital Loan Commitment.

(B) The Acquisition Loan is payable in quarterly installments commencing in February 2000 and extending through November 26, 2003 and accrues interest, which is payable quarterly, at the prime rate plus 1.875% or LIBOR plus 2.875% at the option of Holdings. The weighted average interest rate was 8.27% and 8.25% in 1999 and 1998, respectively. Once repaid, the Acquisition Loan may not be reborrowed.

(F) The Acquisition B Loan is payable in quarterly installments commencing in February 2000 and extending through November 26, 2003 and accrues interest, which is payable quarterly, at the prime rate plus 1.875% or LIBOR plus 2.875%, at the option of Holdings. The weighted average interest rate was 8.33% in 1999. Once paid, the Acquisition B Loan may not be reborrowed.

                            DESA Holdings Corporation

(G) The note payable is due on December 31, 2008 and accrues interest, which is payable semi-annually beginning June 30, 1998, at a rate of 7.5% per annum. Holdings may elect, upon written notice, to defer any interest payments, in which event such interest payments shall effectively convert to principal and accrue interest at a rate of 7.5% per annum. In fiscal 1999, $138,000 of interest payments were deferred and were converted into principal.

In accordance with the terms of the Credit Facility, the ability of DESA to incur additional indebtedness is limited, as defined. At February 27, 1999, DESA can incur additional indebtedness of $29.0 million.

Cash  payments  for  interest  for the fiscal  years ended  February  27,  1999,
February  28,  1998  and  March  1,  1997  were  $30,514,000,   $12,890,000  and
$13,656,000, respectively.

The following table shows the required future repayments under the Company's financing arrangements (in thousands):

Fiscal years ending:
   2000                                             $   13,307
   2001                                                 29,375
   2002                                                 23,500
   2003                                                 23,500
   2004                                                 35,225
   Thereafter                                          173,538
                                                     ---------
                                                     $ 298,445
                                                     =========

7. Financial Instruments

Holdings' financial instruments recorded on the consolidated balance sheets include cash and cash equivalents, accounts receivable, accounts payable and debt obligations. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair market value.

                            DESA Holdings Corporation

The following table summarizes the carrying amounts and estimated fair values of Holdings' remaining financial instruments at February 27, 1999 and February 28, 1998 (bracketed amount represents an asset) (in thousands):

                                       February 27, 1999                 February 28, 1998
                                ------------------------------------------------------------
                                   Carrying        Fair            Carrying          Fair
                                    Amount         Value            Amount           Value
                                ------------------------------------------------------------

Bank debt                       $ 166,307       $ 166,307        $ 134,355       $ 134,355
Senior subordinated notes         130,000         102,700          130,000         135,525
Note payable                        2,138           2,138            2,000           2,000
Interest rate swap agreements        --              (438)            --              --


Methods and assumptions used in estimating fair values are as follows:

Bank Debt: The carrying amounts of Holdings' variable rate bank borrowings for revolving loans and term loans approximate their fair values.

Senior Subordinated Notes: The fair value of DESA's fixed rate borrowings are estimated based on quoted market prices.

Note Payable: The carrying amount of Holdings' note payable approximates fair value because the effective rate of interest approximates the rate at which Holdings could borrow funds with similar remaining maturities.

Interest Rate Swap Agreements: The fair value of the interest rate swap agreements reflect the estimated amount that Holdings would receive at February 27, 1999 if such contracts were terminated based on quoted market prices.

                            DESA Holdings Corporation

7. Financial Instruments (continued)

Derivative Financial Instruments

In fiscal 1999, Holdings entered into interest rate swap agreements with NationsBank to manage its exposure to interest rate fluctuations. The interest rate swap agreements effectively convert interest rate exposure from variable to fixed rates of interest without the exchange of the underlying principal amounts. The interest rate swap agreements provide for the payment by Holdings of fixed rates of interest based on three month LIBOR (4.75% at February 27, 1999). Notional principal amounts of these agreements total $125 million, of which $75 million terminates in November 1999 and $50 million terminates in August 2001. The agreements terminating in August 2001 may be canceled at the option of NationsBank in February 2000. The notional amounts are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. Net payments of $100,000 were recorded as adjustments to interest expense in fiscal 1999.

Foreign Exchange Contracts

At February 27, 1999, Holdings had forward exchange foreign currency contracts, with maturities ranging from June 1999 to September 1999, to purchase approximately $3.7 million in foreign currencies to cover future payments to component suppliers.

8. Series C Redeemable Preferred Stock

Holdings is authorized to issue 40,000 shares of $.01 par value Preferred Stock which have no voting rights, except under limited conditions, as defined. Such Preferred Stock has a mandatory redemption date on November 30, 2009 at its liquidation value of $1,000 per share plus accrued and unpaid dividends. The liquidation value is adjustable based upon the occurrence of certain future events, as defined. Such Preferred Stock was initially recorded on the consolidated balance sheets at $14,598,000 (this amount is net of the fair value assigned to the Warrants of $3,002,000--see Note 9) and is being accreted to its face value of $17,600,000 over its term. The accretion of Preferred Stock is shown as a reduction to retained earnings (deficit) on the consolidated statements of stockholders' equity (deficit).

                            DESA Holdings Corporation

8. Series C Redeemable Preferred Stock (continued)

The holders of Preferred Stock are entitled to receive cumulative dividends at a rate of 12% per annum. Such dividends are payable as and when declared by Holdings' Board of Directors in cash or via the issuance of additional shares of Preferred Stock at a value of $1,000 per share if a cash dividend is not declared prior to any May 31 or November 30 before its redemption. In June and December 1998, Holdings issued 1,250 and 1,140 shares of Preferred Stock as dividends-in-kind. At February 27, 1999 and February 28, 1998, accrued dividends (included in other accrued liabilities) on such Preferred Stock were $381,000 or $19.06 per share and $544,000 or $30.91 per share, respectively.

9. Income Taxes

Significant components of Holdings' deferred tax liabilities and assets are as follows (in thousands):

                                                  February 27,     February 28,
                                                      1999             1998
                                                --------------------------------
Deferred tax liabilities:
   Depreciation and amortization                   $ 1,880          $ 2,142
   Inventory reserves, including LIFO                  454             --
                                                   ------------------------
Total gross deferred tax liabilities                 2,334            2,142
                                                   ------------------------
Deferred tax assets:
   Allowance for doubtful accounts                     514              538
   Inventory reserves, including LIFO                 --                 38
   Accrued expenses                                  2,076            3,154
   Net operating loss carryforwards                  3,002              471
   Other--net                                           98              128
                                                   ------------------------
Total gross deferred tax assets                      5,690            4,329
Valuation allowance                                   (621)            (238)
                                                   ------------------------
Net deferred tax (assets)                          $(2,735)         $(1,949)
                                                   ========================

Shown in consolidated balance sheets as:

Current deferred tax (assets)                      $(2,137)         $(3,730)
Noncurrent deferred tax liability (assets)            (598)           1,781
                                                   ------------------------
Net deferred tax (assets)                          $(2,735)         $(1,949)
                                                   ========================

                            DESA Holdings Corporation

9. Income Taxes (continued)

Holdings has net operating loss carryforwards of approximately $2,112,000 available to offset future taxable income which expire in 2019. Holdings also has Federal net operating loss carryforwards of $4,365,000 acquired in the acquisition of Heath which expire from 2004 through 2017, $8,000 of minimum tax credit carryforwards which have an unlimited carryforward period and state net operating loss carryforwards of $27 million which expire during the next six years. The Federal net operating loss and minimum tax credit carryforwards acquired in the acquisition of Heath are subject to limitations imposed by the Internal Revenue Code.

Management has evaluated the need for a valuation allowance against the deferred tax assets and has determined that all of the deductible temporary differences, except $621,000, will be utilized as charges against reversals of future taxable temporary differences and future taxable income. Accordingly, Holdings has recorded a $621,000 valuation allowance to reserve for all of the state net operating loss carryforwards acquired in the Heath acquisition which may not be realized during the carryforward period. If this net operating loss carryforward is realized, the reduction of the valuation allowance will be charged against the goodwill from the Heath acquisition.

The provision for income taxes consists of the following (in thousands):

                                               Fiscal Year
                                    1999           1998            1997
                                -----------------------------------------
      Current:
        Federal                 $   438          $ 2,530          $ 5,821
        State and local              --              648            1,110
        Foreign                     457              908              802
                                -----------------------------------------
                                    895            4,086            7,733
                                -----------------------------------------
      Deferred:
        Federal                     215              (38)              --
        State and local              56                2               --
                                -----------------------------------------
                                    271              (36)              --
                                -----------------------------------------
                                $ 1,166          $ 4,050          $ 7,733
                                =========================================

                            DESA Holdings Corporation

9. Income Taxes (continued)

The income statement classification of the provision (benefit) for income taxes is as follows (in thousands):

                                                       Fiscal Year
                                             1999         1998           1997
                                         --------------------------------------

Income tax expense attributable to
  continuing operations                   $ 1,166        $ 5,545        $ 7,733
Extraordinary item                           --           (1,495)          --
                                          -------------------------------------
                                          $ 1,166        $ 4,050        $ 7,733
                                          =====================================

Included in earnings before income tax expense and extraordinary item for the years ended February 27, 1999, February 28, 1998 and March 1, 1997 are foreign earnings of $2,739,000, $1,249,000 and $1,688,000, respectively.

Undistributed earnings of Holdings' foreign subsidiaries amounted to approximately $6,860,000 and $1,672,000 at February 27, 1999 and February 28, 1998. Approximately $6,468,000 of those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, Holdings would be subject to both U.S. income taxes (net of foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that these permanently reinvested earnings are distributed, it is estimated that U.S. federal and state income taxes, net of foreign tax credits, of approximately $2,052,000 would be due.

The effective income tax rate differs from the statutory rate as follows (in thousands):

                                                       Fiscal Year
                                             1999         1998           1997
                                           -----------------------------------

Federal income tax at statutory rate       $   876      $ 3,908       $ 6,457
State income tax, net of federal benefit        36          591           722
Foreign income taxes (benefit)                (502)         471           212
Goodwill amortization                          599          387           387
Other--net                                     157          188           (45)
                                           ----------------------------------
Provision for income taxes                 $ 1,166      $ 5,545       $ 7,733
                                           ==================================

                            DESA Holdings Corporation

Cash payments for income taxes for the years ended February 27, 1999, February 28, 1998 and March 1, 1997 were $1,883,000, $5,154,000 and $7,387,000, respectively.

10. Comprehensive Income

As of March 2, 1997, Holdings adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of FAS 130 has had no effect on Holdings' net income or stockholders' equity (deficit). FAS 130 requires Holdings' foreign currency translation adjustment which, prior to adoption, was reported separately in stockholders' equity (deficit), to be included in other comprehensive income. Amounts reported in prior year financial statements have been reclassified to conform with the requirements of FAS 130. As of February 27, 1999, the cumulative other comprehensive loss consisted solely of Holdings' foreign currency translation adjustment.

11. Stockholders' Equity (Deficit)

Warrants Issued with Series C Redeemable Preferred Stock

The Warrants issued in conjunction with the Recapitalization entitle the holders to purchase 463,232 shares of Holdings' nonvoting common stock for $.01 per share and are exercisable at any time prior to their expiration on November 30, 2009. Such Warrants have been recorded at their fair value at the time of issuance of $3,002,000 as an addition to capital in excess of par value and a reduction to the carrying value of the Preferred Stock.

Stock Option Plan

In March 1994, Holdings established the 1994 Stock Option Plan which provided for the issuance of incentive stock options or nonqualified stock options for 1,169,261 shares of common stock. The stock options were granted to key employees or eligible nonemployees, as defined, as determined by the Option Committee of the Board of Directors, and the term of the options could not exceed ten years from the grant date. The exercise price of the incentive options was equal to or greater than the fair market value of the common stock on the date of grant, and the exercise price of the nonqualified options was determined by the Option Committee.

                            DESA Holdings Corporation

11. Stockholders' Equity (Deficit) (continued)

In fiscal 1998 and 1997, Holdings issued incentive options to purchase 49,385 shares and 215,000 shares, respectively, of common stock, of which 49,385 incentive options and 15,000 incentive options, respectively, vest in three equal annual installments commencing on the first anniversary date. The remaining 200,000 incentive options issued in fiscal 1997 vested immediately upon grant. The weighted average fair value of an option granted during the year was $0.34 and $0.12 for the years ended February 28, 1998 and March 1, 1997, respectively. All of the outstanding options under the 1994 Plan were exercised in November 1997 as part of the 1998 Recapitalization.

The following is a summary of Holdings' incentive options under the 1994 Stock Option Plan:

                                                         Number of
                                                           Shares
                                                         ---------

Outstanding at March 1, 1997                              56,000

Granted on April 1, 1997 at $2.00 per share               21,000
Granted on August 25, 1997 at $2.00 per share             28,385
Exercised in 1998 at $1.00 per share                     (56,000)
Exercised in 1998 at $2.00 per share                     (49,385)
                                                         -------
Outstanding at February 28, 1998                              --
                                                         =======

In March 1998, Holdings adopted the 1998 Stock Option Plan, which was subsequently amended and restated in September 1998. The 1998 Stock Option Plan terminates in ten years from its date of inception and provides for the issuance of incentive options or nonqualified stock options for 1,462,222 shares of common stock. The stock options may be granted to key employees, as defined, as determined by the Compensation Committee of the Board of Directors, and the term of the options cannot exceed ten years from the grant date, except for employees who own stock possessing more than 10% of the combined voting power of all classes of stock of Holdings, for whom the term of the options is five years. Certain options vest as follows: 5% at the end of year one, 10% at the end of year two, 60% at the end of year three, 80% at the end of year four and 100% at the end of year five. The other options vest in nine years and six months from the date of grant and are subject to acceleration provisions based upon the attainment of certain future financial performance goals.

                            DESA Holdings Corporation

11. Stockholders' Equity (Deficit) (continued)

The exercise price of the incentive options shall be equal to or greater than the fair market value of the common stock on the date of grant, except for employees who own stock possessing more than 10% of the combined voting power of all classes of stock, for whom the exercise price cannot be less than 110% of the fair market value of the common stock on the date of grant.

The exercise price of the nonqualified options is determined by the Compensation Committee of the Board of Directors.

The following is a summary of Holdings' incentive options under the 1998 Stock Option Plan:

                                                      Number of
                                                       Shares
                                                     ----------

Outstanding at February 28, 1998                             --

Granted on March 19, 1998 at $6.49 per share            177,000
Granted on July 17, 1998 at $6.49 per share              10,750
Granted on September 1, 1998 at $6.49 per share       1,179,777
Canceled in fiscal 1999                                 (13,000)
                                                      ---------
Outstanding at February 27, 1999                      1,354,527
                                                      =========

None of the options were exercisable at February 27, 1999.

Of these above options issued, 187,750 options vest as follows: 5% at the end of year one, 10% at the end of year two, 60% at the end of year three, 80% at the end of year four and 100% at the end of year five. The other options vest in nine years and six months from the date of grant and are subject to acceleration provisions based upon the attainment of certain future financial performance goals. As of February 27, 1999, the performance goals had not been met and, as such, no vesting of options was accelerated.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("FAS 123") requires Holdings to either adopt a fair value based method of expense recognition for all stock based compensation awards, or provide pro forma net income information as if the recognition and measurement provisions of FAS 123 had been adopted.

                            DESA Holdings Corporation

11. Stockholders' Equity (Deficit) (continued)

Holdings decided to account for its stock based compensation awards following the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") for stock issued to employees. APB 25 requires compensation expense to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Holdings' stock based awards consist of stock options with an exercise price equal to market price on the date of grant. As such, Holdings has not recorded compensation expense in connection with these awards.

The weighted average fair value of an option granted for the year ended February 27, 1999 was $2.42. The fair value of the options was estimated at the date of grant using a minimum value method and the following assumptions:

                                                    Fiscal Year
                                        1999           1998           1997
                                      -----------------------------------------

        Risk-free interest rate       5.32%           6.31%          5.84%
        Average life                  5 years         3 years        3 years
        Dividend yield                0%              0%             0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Holdings' pro forma net income is as follows (in thousands):

                                                    Fiscal Year
                                        1999           1998           1997
                                      -----------------------------------------
Pro forma net (loss) income available
  for common stockholders              $(1,280)       $2,700         $10,702

                            DESA Holdings Corporation

11. Stockholders' Equity (Deficit) (continued)

Shares Reserved for Issuance

At February 27, 1999, 107,695 shares of common stock were reserved for the exercise and future grant of stock options. At February 27, 1999 and February 28, 1998, 90,604 shares of common stock were reserved for issuance upon conversion of the nonvoting common stock. At February 27, 1999 and February 28, 1998, 463,232 shares of nonvoting common stock were reserved for issuance upon exercise of outstanding warrants.

12. Pension Plans

All eligible salaried employees are covered by a defined contribution plan ("401k"). After an employee has been employed for six months, Holdings contributes 2% of their salary. Holdings matches an additional 50% of participant contributions up to a maximum contribution of 1%. The cost of this plan was $366,000, $325,000 and $299,000 for the fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997, respectively.

Holdings has a defined benefit pension plan covering substantially all of its industrial employees. The defined benefits are based on a service multiplier that is multiplied by years of credited service. Holdings' funding policy is consistent with the requirements of federal laws and regulations.

Assets of the 401k and deferred benefit pension plans are invested in securities of governmental agencies, common stocks, insurance contracts and mutual funds.

                            DESA Holdings Corporation

12. Pension Plans (continued)

The following table sets forth the funded status of Holdings' defined benefit plan and the amount recognized in Holdings' consolidated balance sheets as of February 27, 1999 and February 28, 1998 (in thousands):

                                                    1999          1998
                                                 -----------------------
Change in benefit obligation
Benefit obligation at beginning of year          $ 2,217         $ 1,878
 Service cost                                        120              94
 Interest cost                                       170             149
 Amendments                                          194              --
 Actuarial loss                                      161             134
 Benefits paid                                       (57)            (38)
                                                 -----------------------
Benefit obligation at end of year                  2,805           2,217
                                                 -----------------------

Change in plan assets
Fair value of plan assets at beginning of year     2,665           2,081
Actual return on plan assets                         210             408
Employer contributions                               165             214
Benefits paid                                        (57)            (38)
                                                 -----------------------
Fair value of plan assets at end of year           2,983           2,665
                                                 -----------------------

Reconciliation of funded status of the plan
Funded status of the Plan                            178             448
 Unrecognized net actuarial loss                     198              29
 Unrecognized net transition liability                18              25
 Unrecognized prior service cost                     306             139
                                                 -----------------------
Net prepaid asset                                $   700             641
                                                 =======================

                            DESA Holdings Corporation

12. Pension Plans (continued)

                                                    Fiscal Year
                                        1999           1998           1997
                                      -----------------------------------------

Weighted average assumptions
Discount rate                            7.25%         7.50%          8.00%
Expected return on plan assets           9.00          9.00           9.00

A summary of Holdings' net periodic pension cost related to the defined benefit plan for fiscal years 1999, 1998 and 1997 is as follows (in thousands):

                                                            Fiscal Year
                                                  1999       1998        1997
                                                -------------------------------

Service cost--benefits earned during the year   $ 120       $  94        $  85
Interest cost on projected benefit obligation     170         149          136
Expected return on plan assets                   (218)       (181)        (145)
Net amortization and deferral                      33          25           29
                                                ------------------------------
Net pension cost                                $ 105       $  87        $ 105
                                                ==============================

13. Extraordinary Item

In connection with the Recapitalization (see Note 1), Holdings recorded an extraordinary loss of $2,308,000, net of an income tax benefit of $1,495,000, related to the write-off of the unamortized balance of deferred financing costs associated with a prior refinancing.

14. Lease Commitments

Holdings leases certain machinery, office and manufacturing facilities for periods up to five years under operating lease agreements. Total rent expense for fiscal 1999, 1998 and 1997 was approximately $3,299,000, $2,718,000 and
$1,624,000, respectively.

                            DESA Holdings Corporation

14. Lease Commitments (continued)

Future minimum lease payments under all noncancellable operating leases at February 27, 1999 are as follows (in thousands):

       Fiscal years ending:
          2000                                        $ 2,641
          2001                                          1,846
          2002                                          1,233
          2003                                          1,009
          2004                                            848
          Thereafter                                    2,561
                                                      -------
       Total minimum lease payments                   $10,138
                                                      =======

15. Other Assets

Other assets as of February 27, 1999 and February 28, 1998 consist of the following, net of related amortization (in thousands):

                                                       1999            1998
                                                     ------------------------

       Non-compete agreements                        $ 4,219          $    --
       Trademarks and intellectual property            9,903               --
       Deferred financing costs                       10,230           10,785
       Other                                             898              704
                                                     ------------------------
                                                     $25,250          $11,489
                                                     ========================

16. Other Operating Expenses

Other operating expenses includes the amortization of deferred financing costs, amortization of goodwill and management fees.

                            DESA Holdings Corporation

17. Segment Information

In fiscal 1999, Holdings adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. Prior year information has been changed to conform to the provisions of FAS 131.

Holdings is organized into two primary product categories: (a) zone heating products, which include indoor room heaters, hearth products and outdoor heaters and (b) specialty products, which include specialty tools and home security products.

Holdings evaluates performance and allocates resources based on the reportable segments operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 3).

Corporate expense includes corporate headquarters staff, a modest portion of the cost of certain support functions, including accounting, management information systems, human resources and treasury and the amortization of deferred financing costs.

Identifiable assets are those assets of Holdings that are identified with the operations in each product segment. Corporate assets include primarily cash, deferred income taxes and deferred financing costs.

                            DESA Holdings Corporation

17. Segment Information (continued)

Operational results and other financial data for the two business segments for the years ended February 27, 1999, February 28, 1998 and March 1, 1997 are presented below (in thousands):

                                      Zone
                                    Heating   Specialty    General
                                    Products   Products   Corporate    Total
                                   --------------------------------------------

Year ended February 27, 1999
Net sales                          $177,815   $139,422   $   --      $317,237
Operating profit (loss)              19,239     15,412     (4,285)     30,366
Depreciation and amortization         4,904      2,072      1,611       8,587
Segment assets (2)                  107,227     81,029     15,096     203,352
Capital expenditures                  3,675        694         93       4,462

Year ended February 28, 1998 (1)
Net sales                           173,753     50,416       --       224,169
Operating profit (loss)              28,428      5,435     (5,371)     28,492
Depreciation and amortization         3,143        481      1,088       4,712
Segment assets (1)                   68,650     71,128     15,858     155,636
Capital expenditures                  4,619        744        112       5,475

Year ended March 1, 1997
Net sales                           167,625     41,480       --       209,105
Operating profit (loss)              35,079      3,568     (5,689)     32,958
Depreciation and amortization         3,262        288        986       4,536
Segment assets                       61,611     19,107     11,266      91,984
Capital expenditures                  2,432        332          6       2,770


(1) Reflects acquisition of home security business, which was acquired on February 4, 1998--see Note 4.

(2) Reflects acquisitions of FMI and UHI, which were acquired on August 19, 1998--see Note 4.

                            DESA Holdings Corporation

17. Segment Information (continued)

Financial information relating to Holdings' operations by geographic area is as follows (in thousands):

                                                     Net Sales
                                     -----------------------------------------
                                                  Fiscal Year Ended
                                     February 27,    February 28,     March 1,
                                        1999             1998          1997
                                     -----------------------------------------

United States                         $294,581         $206,194       $191,917
Foreign                                 22,656           17,975         17,188
                                      ----------------------------------------
Consolidated                          $317,237         $224,169       $209,105
                                      ========================================


                                                  Long-Lived Assets
                                     -----------------------------------------
                                     February 27,    February 28,     March 1,
                                        1999             1998          1997
                                     -----------------------------------------

United States                         $122,086         $ 87,878       $ 56,108
Foreign                                    679              600            244
                                      ----------------------------------------
Consolidated                          $122,765         $ 88,478       $ 56,352
                                      ========================================


18. Related Party Transactions

Pursuant to a monitoring and oversight agreement, Holdings paid Hicks Muse $237,000 and $211,000 in fiscal years 1998 and 1997, respectively, for certain financial advisory services provided to Holdings.

                            DESA Holdings Corporation

18. Related Party Transactions (continued)

Pursuant to the 1998 Recapitalization, Holdings entered into management agreements with J.W. Childs Associates L.P. and UBS Capital Management Inc. (the "Advisors") which provide for aggregate annual management fees of $240,000 as consideration for ongoing consulting and management advisory services. Under these agreements, the Advisors were paid an aggregate of $284,000 and $81,000 in fiscal 1999 and 1998, respectively. Payments may be made to the extent permitted by the Credit Facility and Indenture. The agreements extend for a period of five years upon which they shall automatically extend for successive periods of one year each, unless terminated by Holdings or the Advisors.

19. Litigation

Holdings is subject to legal proceedings and claims which arise in the ordinary course of its business and have not been formally adjudicated. In the opinion of management, settlement of these actions when ultimately concluded will not have a material adverse effect on the results of operations, cash flows or financial condition of Holdings.

20. Summarized Financial Information of DESA International, Inc. (Unaudited)

DESA International, Inc. is the issuer of the 9 7/8% Senior Subordinated Notes. Holdings has not presented separate financial statements and other disclosures concerning DESA International, Inc. because management has determined that such information is not material to holders of the Senior Subordinated Notes.

                            DESA Holdings Corporation

20. Summarized Financial Information of DESA International, Inc. (Unaudited) (continued)

The following summarized consolidated financial information is being provided for DESA International, Inc. as of February 27, 1999 and February 28, 1998 and for the fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997.

Summarized consolidated balance sheet information (in thousands):

                                                      February 27,  February 28,
                                                         1999           1998
                                                      --------------------------

Assets
Current assets                                          $ 187,892     $ 189,040
Net fixed assets                                           15,633        13,559
Goodwill, net                                              80,744        62,259
Deferred tax assets                                           598          --
Other assets                                               25,250        11,489
                                                        -----------------------
                                                        $ 310,117     $ 276,347
                                                        =======================

Liabilities and stockholders' equity (deficit)
Current liabilities                                     $  51,939     $  39,519
Long-term debt                                            153,000       131,105
9 7/8% Senior Subordinated Notes                          130,000       130,000
Deferred tax liabilities                                     --           1,781
Other liabilities                                             599           433
Stockholders' equity (deficit)                            (25,421)      (26,491)
                                                        -----------------------
                                                        $ 310,117     $ 276,347
                                                        =======================

                            DESA Holdings Corporation

20. Summarized Financial Information of DESA International, Inc. (Unaudited) (continued)

Summarized consolidated statements of operations information (in thousands):

                                                 Fiscal year ended
                                   February 27,     February 28,     March 1,
                                       1999            1998            1997
                                   --------------------------------------------

Net sales                            $317,237       $224,169          $209,105
Income before income taxes              2,698         11,198            18,482
Net income                              1,532          3,345 (1)        10,749

(1) Includes an extraordinary loss of $2,308,000, net of an income tax benefit of $1,405,000


21. Subsequent Events

Amendment to Credit Facility

On May 25, 1999, Holdings entered into Amendment and Waiver No. 4 to the Loan Documents (the "Amendment"), an amendment to their Credit Facility, which waives Holdings' failure to comply with the Clean-Up Period occurring between January 1, 1999 and May 30, 1999 and their failure to comply with the requirements of the Total Leverage Ratio at February 27, 1999.

As part of the Amendment, Holdings' interest rates on all existing outstanding borrowings under the credit facility were increased by 1/4%. In addition, the Amendment modified the financial covenants, including the total leverage ratio, the fixed charge coverage ratio and the interest coverage ratio. The Amendment also modified the Clean-Up Period requirement to provide that during the Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and Swing Line loan advances outstanding shall not exceed $30,000,000 for any Clean-Up Period. The Amendment further provides for an additional $15,000,000 unsecured line of credit to DESA (the "Childs Guaranteed Line of Credit") from NationsBank, N.A., which is unconditionally and irrevocably guaranteed by J.W. Childs Equity Partners, L.P., as evidenced by a promissory note issued by DESA to NationsBank, N.A. The Childs Guaranteed Line of Credit has a maturity date of May 31, 2001 and bears interest at the prime rate plus 0.25%, payable quarterly, or based on LIBOR plus 1.75%, payable at the end of each

                            DESA Holdings Corporation

21. Subsequent Events (continued)

Amendment to Credit Facility (continued)

interest period. In connection with the Amendment, Holdings paid an amendment fee of approximately $550,000 which will be deferred and amortized over the remaining life of the Credit Facility.

In conjunction with the Amendment, the Advisors have agreed to defer any obligation of Holdings to pay management fees under their respective management agreements until Holdings' fiscal year 2000 financial statements have been delivered to the Lenders. At such time, Holdings will be obligated to pay such management fees only if the Consolidated EBITDA, as defined, of Holdings for fiscal year 2000 is greater than $51,600,000 and no Default, as defined, has occurred under the Credit Agreement, as amended.



                                               SCHEDULE II - Valuation and Qualifying
                                                  Accounts DESA International, Inc.
                                                          February 27, 1999

              COL. A                   COL. B                          COL. C                       COL. D            COL. E
                                                        -------------------------------------
                                                                      Additions
---------------------------------------------------------------------------------------------------------------------------------
                                        Balance at           Charged to          Charged to         Deductions -     Balance at
           Description              Beginning of Period   Costs and Expenses    Other Accounts      Describe        End of Period
---------------------------------------------------------------------------------------------------------------------------------

Year Ended February 27, 1999:
 Deducted from assets accounts:
  Allowance for doubtful accounts        $1,517,000        $ 49,000 (2)         $202,000 (1)        $140,000          $1,628,000

Year Ended February 28,1998:
  Deducted from asset accounts:
  Allowance for doubtful accounts           936,000        (143,000)(3)          747,000 (1)          23,000           1,517,000

Year Ended March 1,1997:
 Deducted from assets accounts:
  Allowance for doubtful accounts         1,108,000         (63,000)                     (1)         109,000             936,000





-------------------------------

(1) Uncollectible accounts written off, net of recovery.

(2) Part of net assets acquired from FMI.

(3) Part of net assets acquired from Heath Holding Corp.