Form 10-Q
period 1999-05-29
DESA HOLDINGS CORP
filed 1999-07-13
CIK 1051362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the thirteen week period ended May 29, 1999

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of July 9, 1999, there were 15,552,509 shares of Registrant's Common Stock, $.01 par value per share, and 90,604 shares of the Registrant's Nonvoting Common Stock, $.01 par value per share, outstanding.

                                            DESA HOLDINGS CORPORATION

                                                     FORM 10-Q

                                                    May 29, 199

                                                       INDEX


PART I          Financial Information                                                                        Page
Item 1.         Consolidated Financial Statements (Unaudited)                                                 3
                Consolidated Balance Sheets - May 29, 1999 and February 27, 1999                              3
                Consolidated Statements of Operations - Thirteen Weeks ended May
                29, 1999 and May 30, 1998                                                                     4

                Consolidated Statements of Stockholders' Equity (Deficit)                                     5

                Consolidated Statements of Cash Flows - Thirteen Weeks ended May
                29, 1999 and May 30, 1998                                                                     6
                Notes to Consolidated Financial Statements                                                    7
Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                        15
Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                   20
PART II         Other Information                                                                            22
Item 3.         Defaults Upon Senior Securities                                                              22
Item 6.         Exhibits and Reports on Form 8-K                                                             22
                Signatures                                                                                   23

                    DESA HOLDINGS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                            May 29            February 27
                                                             1999                1999
                                                           --------            --------
ASSETS                                                        (unaudited)
Current assets:

    Cash and cash equivalents                            $     763           $     888
    Accounts receivable, net                                34,216              30,390
    Inventories:
       Raw materials                                           782                 986
       Work-in-process                                       8,428               6,376
       Finished goods                                       52,153              37,891
                                                           --------            --------
                                                            61,363              45,253
    Deferred tax assets                                      2,137               2,137
    Other current assets                                     1,295               1,321
                                                           --------            --------
Total current assets                                        99,774              79,989

Property, plant and equipment:
    Land                                                       390                 390
    Buildings and improvements                               6,137               6,173
    Machinery and equipment                                 36,207              34,527
    Furniture and fixtures                                     685                 725
                                                           --------            --------
                                                            43,419              41,815
    Less accumulated depreciation                           27,141              26,182
                                                           --------            --------
                                                            16,278              15,633

Goodwill                                                    81,364              81,882

Deferred tax assets                                            598                 598

Other assets                                                24,970              25,250

                                                           ========            ========
Total assets                                             $ 222,984           $ 203,352
                                                           ========            ========

Liabilities and stockholders' equity (deficit)
Current liabilities:
    Accounts payable                                     $  37,986           $  25,232
    Accrued interest                                         6,348               3,075
    Other accrued liabilities                                6,924              10,732
    Current portion of long-term debt                       12,698              13,307
                                                           --------            --------
Total current liabilities                                   63,956              52,346

Long-term debt                                             297,388             285,138
Other liabilities                                              550                 599
                                                           --------            --------
Total liabilities                                          361,894             338,083

Commitments

Series C redeemable preferred stock, $.01 par value;
    authorized-- 40,000 shares; issued and outstanding--
    19,990 shares at May 29, 1999 and February 27, 1999
    (liquidation preference - $20,969,000 at May 29, 1999
    and $20,371,000 at February 27, 1999)                   17,272              17,207

Stockholders' equity (deficit):
    Common stock, $.01 par value; authorized-- 50,000,000
    shares; issued and outstanding-- 15,552,509 shares at
    May 29, 1999 and 15,548,692 shares at                      155                 155
    February 28, 1999

    Nonvoting common stock, $.01 par value; authorized--
    2,000,000 shares; issued and outstanding-- 90,604
    shares at May 29, 1999 and February 27, 1999                 1                   1

    Capital in excess of par value                          98,009              97,984
    Carryover predecessor basis adjustment                 (32,309)            (32,309)
    Retained earnings (deficit)                            (220,793)          (216,742)
    Accumulated other comprehensive loss                    (1,245)             (1,027)
                                                           --------            --------
Total stockholders' equity (deficit)                       (156,182)          (151,938)
                                                           --------            --------
Total liabilities and stockholders' equity (deficit)     $ 222,984           $ 203,352
                                                           ========            ========

                             See accompanying notes

                                          DESA HOLDINGS CORPORATION

                                    Consolidated Statements of Operations
                                               (in thousands)

                                                 (Unaudited)
                                            Thirteen Weeks Ended

                                                                        May 29                          May 30
                                                                         1999                            1998
                                                                       ----------                      ----------

       Net Sales                                                     $    62,793                     $    40,754
       Cost of Sales                                                      44,451                          29,609
                                                                       ----------                      ----------
       Gross Profit                                                       18,342                          11,145

       Operating costs and expenses:
            Selling                                                       12,635                           8,783
            General and Administrative                                     3,602                           2,868
            Other                                                          1,524                             866
                                                                       ----------                      ----------
                                                                          17,761                          12,517
                                                                       ----------                      ----------

       Operating Profit (loss)                                               581                          (1,372)

       Interest expense                                                    6,628                           6,492
                                                                       ----------                      ----------
       Loss before benefit for income taxes                               (6,047)                         (7,864)

       Benefit for Income Taxes                                           (2,659)                         (3,498)
                                                                       ----------                      ----------

       Net Loss                                                           (3,388)                         (4,366)

       Less dividends and accretion on preferred stock                       663                             590
                                                                       ----------                      ----------
       Loss applicable to common stockholders                        $    (4,051)                    $    (4,956)
                                                                       ==========                      ==========


                             See accompanying notes

                                                      DESA Holdings Corporation
                                          Consolidated Statements of Stockholders' Deficit
                                                              ($000's)
                                                                                                       Cumulative
                                          Nonvoting    Capital in    Carryover                           Other           Total
                               Common       Common     Excess of    Predecssor       Accumulated      Comprehensive  Stockholders'
                                Stock       Stock      Par Value    Adjustment         Deficit            Loss          Deficit
                             -------------------------------------------------------------------------------------------------------

Balance at
February 27, 1999                   $155           $1      $97,984      ($32,309)        ($216,742)        ($1,027)       ($151,938)

Comprehensive loss:

   Net Loss                                                                                 (3,388)                          (3,388)

   Foreign currency
     translation adjustment                                                                                   (218)            (218)
                                                                                                                     ---------------

Comprehensive loss                                                                                                           (3,606)
                                                                                                                     ---------------


Accretion of preferred stock                                                                   (65)                             (65)

Dividends on preferred stock                                                                  (598)                            (598)

Issuance of common stock                                        25                                                               25


                             --------------------------------------------------------------------------------------  ---------------
Balance at
May 29, 1999                        $155           $1      $98,009      ($32,309)        ($220,793)        ($1,245)       ($156,182)

                             ======================================================================================  ===============


                    DESA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (Unaudited)

                                                                                  Thirteen Weeks Ended

                                                                                 May 29              May 30
                                                                                  1999                1998
                                                                                 --------           ---------
Cash Flows from Operating Activities
Net loss                                                                       $  (3,388)         $   (4,366)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation                                                                    959                 427
     Amortization                                                                  1,481                 785
     Deferred income taxes                                                             0                 (15)
     Equity in undistributed earnings of joint venture                               (39)                (39)
     (Increase) decrease in operating assets:
         Accounts receivable, net                                                 (3,826)              1,530
         Inventories                                                             (16,110)             (3,742)
         Other current assets                                                         26                (336)
     Increase (decrease) in operating liabilities:
         Accounts payable                                                         12,754               4,509
         Accrued interest                                                          3,273               1,572
         Other accrued liabilities                                                (1,155)             (8,126)
         Income taxes payable                                                     (3,251)             (4,265)
         Other liabilities                                                           (49)                 57
                                                                                 --------           ---------
Net cash used in operating activities                                          $  (9,325)         $  (12,009)
                                                                                 --------           ---------


Investing activities
Capital expenditures                                                              (1,604)             (1,398)
Dividends received from joint venture                                                 52                  32
Other                                                                               (224)                (39)
                                                                                 --------           ---------
Net cash used in investing activities                                          $  (1,776)         $   (1,405)
                                                                                 --------           ---------


Financing activities

Increase in Working Capital Loan                                                  13,516              15,179
Principal payments of Term Loans                                                  (1,875)             (1,125)
Issuance of common stock                                                              25                   0
Payment of debt financing costs                                                     (688)               (765)
                                                                                 --------           ---------
Net cash provided by financing activities                                         10,978              13,289

Effect of exchange rate changes on cash                                               (2)                  3
                                                                                 --------           ---------
Decrease in cash and cash equivalents for the period                                (125)               (122)
Cash and cash equivalents at beginning of period                                     888                 794
                                                                                 ========           =========
Cash and cash equivalents at end of period                                     $    $763          $      672
                                                                                 ========           =========


                             See accompanying notes

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Basis of Presentation

The interim consolidated financial statements for the periods presented herein have not been audited by independent public accountants. In the opinion of management of DESA Holdings Corporation (the "Company" or "Holdings"), all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the results of operations for the periods have been included. Interim results are not necessarily indicative of results for a full year. Sales of the Company's zone heating products follow seasonal patterns that affect the Company's results of operations.

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

The consolidated balance sheet presented as of February 27, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes thereto included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.



2.       Summary of Significant Accounting Policies

         Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DESA International, Inc. ("DESA") and all of its wholly-owned subsidiaries, including DESA Industries of Canada, Inc., DESA Europe B.V., DESA Industries of V.I., Inc., and Heath Company Limited. All significant intercompany accounts and transactions have been eliminated. DESA's 50% interest in a joint venture is accounted for using the equity method.

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



2.       Summary of Significant Accounting Policies  (continued)


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

         Summarized   Financial   Information   of  DESA   International,   Inc.
(Unaudited)

DESA International, Inc. is the issuer of the 9 7/8% Senior Subordinated Notes. The Company has not presented separate financial statements and other disclosures concerning DESA International, Inc. because management has determined that such information is not material to holders of the Senior Subordinated Notes.

The following summarized consolidated financial information is being provided for DESA International, Inc. as of May 29, 1999 and February 27, 1999 and for the thirteen weeks ended May 29, 1999, and May 30, 1998.

Summarized consolidated balance sheet information (in thousands):

                                                     May 29,        February 27,
                                                      1999             1999
                                                   ----------        ---------

Assets
Current assets                                     $207,652          $ 187,892
Net fixed assets                                     16,278             15,633
Goodwill, net                                        80,234             80,744
Deferred tax assets                                     598                598
Other assets                                         24,970             25,250
                                                   --------          ---------
                                                   $329,732          $ 310,117
                                                   ========          =========

Liabilities and stockholders' equity (deficit)
Current liabilities                                $ 62,911          $  51,939
Long-term debt                                      165,250            153,000
9 7/8% Senior Subordinated Notes                    130,000            130,000
Other liabilities                                       550                599
Stockholders' equity (deficit)                      (28,979)           (25,421)
                                                   --------          ---------
                                                   $329,732          $ 310,117
                                                   ========          =========

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.       Summary of Significant Accounting Policies  (continued)


Summarized consolidated statements of operations information (in thousands):

                                                         Thirteen Weeks Ended
                                                      May 29,            May 30,
                                                       1999               1998
                                                     --------           --------

Net Sales                                             62,793             40,754
Loss before income taxes                              (5,999)            (7,856)
Net loss                                              (3,340)            (4,358)


         Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 must first be applied in the first quarter of fiscal years that begin after June 15, 2000. FAS 133 will require Holdings to recognize all derivatives on the consolidated balance sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivatives change in fair value will immediately be recognized in earnings. Management has determined that FAS 133 will not have a significant effect on the earnings and financial position of the Company.

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.       Financing Arrangements

On May 25, 1999, Holdings entered into Amendment and Waiver No. 4 to the Loan Documents (the "Amendment"), an amendment to their Credit Facility, which waives Holdings' failure to comply with the Clean-Up Period occurring between January 1, 1999 and May 30, 1999 and their failure to comply with the requirements of the Total Leverage Ratio at February 27, 1999.

As part of the Amendment, Holdings' interest rates on all existing outstanding borrowings were increased by .75% under the Term A and Working Capital facilities and by .625% under the Term B, Acquisition and Acquisition B facilities. In addition, the Amendment modified the financial covenants, including the total leverage ratio, the fixed charge coverage ratio and the interest coverage ratio. The Amendment also modified the Clean-Up Period requirement to provide that during the Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and Swing Line loan advances outstanding shall not exceed $30,000,000 (an increase from $15,000,000) for any Clean-Up Period. The Amendment further provides for an additional $15,000,000 unsecured line of credit to DESA International, Inc. (the "Childs Guaranteed Line of Credit") from NationsBank, N.A., which is unconditionally and irrevocably guaranteed by J.W. Childs Equity Partners, L.P., as evidenced by a promissory note issued by DESA to NationsBank, N.A. The Childs Guaranteed Line of Credit has a maturity date of May 31, 2001 and bears interest at the end of each interest period. In connection with the Amendment, Holdings paid an amendment fee of approximately $550,000, which has been deferred and will be amortized over the remaining life of the Credit Facility.

In conjunction with the Amendment, the sponsors have agreed to defer any obligation of Holdings to pay management fees under their respective management agreements until Holdings' fiscal year 2000 financial statements have been delivered to the lenders. At such time, Holdings will be obligated to pay such management fees only if the Consolidated EBITDA, as defined, of Holdings for fiscal year 2000 is greater than $51,600,000 and no Default, as defined, has occurred under the Credit Agreement, as amended.

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.       Financing Arrangements (continued)

Outstanding borrowings consist of the following (interest rates noted are as of May 29, 1999) (in thousands):

                                                                                May 29,         February 27,
                                                                                 1999              1999
                                                                                --------         ----------

9 7/8% Senior Subordinated Notes due 2007 (A)                                   $130,000          $ 130,000
NationsBank and various banks Term A Loan (B)                                     43,250             44,875
NationsBank and various banks Term B Loan (C)                                     48,500             48,750
NationsBank and various banks Working Capital Loan Commitment (D)                 36,198             22,682
NationsBank and various banks Acquisition Loan (E)                                20,000             20,000
NationsBank and various banks Acquisition B Loan (F)                              30,000             30,000
Note payable related to acquisition of Heath (G)                                   2,138              2,138
                                                                                --------          ---------
Total outstanding borrowings                                                     310,086            298,445
Less current portion of long-term debt                                            12,698             13,307
                                                                                --------          ---------
Total long-term debt                                                            $297,388          $ 285,138
                                                                                ========          =========

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

(B) The Term A Loan is payable in quarterly installments through November 26, 2003, and accrues interest at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of the Holdings. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. Once repaid, the Term A Loan may not be reborrowed.

(C) The Term B Loan is payable in quarterly installments through November 26, 2004, and accrues interest at the prime rate plus 2.50% or LIBOR plus 3.50% at the option of Holdings. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. Once repaid, the Term B Loan may not be reborrowed.

(D) The Working Capital Loan Commitment is payable at any time at the option of Holdings prior to November 26, 2003, and accrues interest at the prime rate plus 2.25% or LIBOR plus 3.25%, at the option of Holdings. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. Holdings can utilize letters of credit under the Working Capital Loan Commitment up to $10 million. As of May 29, 1999, letters of credit of $1,920,000 are outstanding under the Working Capital Loan Commitment. Borrowings are generally limited to specific percentages of eligible trade receivables and inventory. Holdings pays commitment fees of1/2of 1% per annum on the daily unutilized Working Capital Loan Commitment.

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.       Financing Arrangements (continued)

(E) The Acquisition Loan is payable in quarterly installments commencing in February 2000 and extending through November 26, 2003, and accrues interest, which is payable quarterly, at the prime rate plus 2.50% or LIBOR plus 3.50% at the option of Holdings. Once repaid, the Acquisition Loan may not be reborrowed.

(F) The Acquisition B Loan is payable in quarterly installments commencing in February 2000 and extending through November 26, 2003 and accrues interest, which is payable quarterly, at the prime rate plus 2.50% or LIBOR plus 3.50% at the option of Holdings. Once repaid, the Acquisition B Loan may not be reborrowed.

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

         In accordance with the terms of the Credit Facility, the ability of DESA to incur additional indebtedness is limited, as defined. At May 29, 1999, DESA can incur additional indebtedness of $26.4 million.

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.       Comprehensive Income

As of March 2, 1997, the Company adopted Statement of Financial Accounting Standards No. 130, ""Reporting Comprehensive Income" ("FAS 130"). FAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of FAS 130 has had no effect on the Company's net income or stockholders' deficit. FAS 130 requires the Company's foreign currency translation adjustment, which prior to adoption was reported separately in stockholders' deficit, to be included in other comprehensive income. Amounts reported in prior year financial statements have been reclassified to conform with the requirements of FAS 130. As of May 29, 1999 and February 27, 1999 the cumulative other comprehensive loss consisted solely of the Company's foreign currency translation adjustment.

Comprehensive loss consisted of the following (in thousands):


                                                      Thirteen Weeks Ended
                                                     May 29,           May 30,
                                                      1999              1998
                                                    --------          --------

Net Loss                                            $(3,318)          $(4,366)
Net change in foreign currency
         translation adjustment                        (218)             (133)
                                                    --------          --------

Comprehensive Loss                                  $(3,606)          $(4,499)
                                                    ========          ========



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

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.       Segment Information (continued)

Operational results and other financial data for the two business segments for the periods ended May 29, 1999 and May 30, 1998 are presented below (in thousands):

                                                     Zone
                                                     Heating     Specialty     General
                                                     Products    Products      Corporate        Total
Thirteen weeks ended May 29, 1999
Net sales                                            $20,664      $42,129          ---       $ 62,793
Operating profit (loss)                               (2,304)       3,964        (1,079)          581
Depreciation and amortization                          1,105          935           400         2,440
Identifiable assets                                  113,307       95,941        13,736       222,984
Capital expenditures                                     974          602            28         1,604

Thirteen weeks ended May 30, 1998
Net sales                                            $ 9,669      $31,085          ---       $ 40,754
Operating profit (loss)                               (3,605)       3,246        (1,013)       (1,372)
Depreciation and amortization                            383          461           368         1,212
Identifiable assets                                   68,475       73,816        16,783       159,074
Capital expenditures                                   1,263          117            18         1,398

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

         The following discussion of the Company's results of operations and financial condition for the thirteen week periods ending May 29, 1999, and May 30, 1998, should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as for the fiscal year ended February 27, 1999, included in the Company's Annual Report on Form 10-K.

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

         Sales of the Company's zone heating products follow seasonal patterns that affect the Company's results of operations. Demand for the Company's zone heating products has been historically highest in the third quarter, as consumers prepare for winter. Consequently, the Company's net sales and Company's fiscal operating profit have also been historically highest during the Company's fiscal third quarter. Management believes that the Company's results of operations will continue to follow this pattern; there can be no assurance, however, that third quarter results will always surpass those of the first and second quarters, or that any improvement shown will be as great as that shown in previous years. In particular, unusually warm weather in the fall may reduce demand for zone heating products.

         The Company's net sales and operating profit of zone heating products in its current fiscal year may be adversely affected by warm weather during the preceding winter, which can result in higher inventory carryover by the Company's customers. Last winter was unusually warm and, consequently, net sales and operating profit of zone heating products were below normal levels; however net sales and operating profits of zone heating products were above the prior year results.

         Sales of the Company's specialty products do not follow a significant seasonal pattern and are not affected by weather patterns. Historically, these sales have followed a relatively level quarterly pattern.

Results of Operations

Thirteen Week Period Ended May 29, 1999, Compared to the Thirteen Week Period Ended May 30, 1998

         Net sales. Net sales in the thirteen weeks ended May 29, 1999, ("first quarter 2000") were $62.8 million, an increase of 54% or $22.0 million compared to the thirteen weeks ended May 30, 1998 ("first quarter 1999"). Zone heating products had net sales of $20.7 million in the first quarter 2000, an increase of 114% or $11.0 million from the first quarter 1999. This increase is primarily in hearth product sales due to the acquisition of Fireplace Manufacturers Inc. and increased fireplace product demand in the propane marketer/utility distribution channel.

         Specialty products had net sales of $42.1 million in the first quarter 2000, an increase of 36% or $11.0 million over first quarter 1999, due to an increased market demand for generators related to the fear of year 2000 problems and new product sales for the electric pole saw.

         Cost of Sales. For first quarter 2000, cost of sales was $44.5 million, an increase of $14.8 million or 50% from first quarter 1999, attributable to the higher net sales for the period. Cost of sales was 71% of net sales in first quarter 2000 compared to 73% for first quarter 1999. This decrease is because of
(i) product mix with proportionately higher sales of zone heating products, which are sold at higher margins, and (ii) lower manufacturing overhead per unit of zone heating products, as a result of higher first quarter production levels in this year compared to a year ago.

         Selling, General and Administrative Expenses. For first quarter 2000, selling, general and administrative expenses were $17.8 million, an increase of $5.2 million or 42% from first quarter 1999, primarily attributable to the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 28% for first quarter 2000 compared to 31% in first quarter 1999. This lower level is associated with increased sales which absorbed more of the fixed expenses in the engineering and administration areas.

         Operating Profit. Operating profit was $.6 million for first quarter 2000 compared to an operating loss of $1.4 million for first quarter 1999, an improvement of $2.0 million. Operating loss attributable to zone heating products was $2.3 million for first quarter 2000, favorable by $1.3 million from first quarter 1999. This is a result of the increased sales and higher factory overhead absorption offset by higher selling costs associated with the sales increase. Specialty products operating profit was $4.0 million for the first quarter 2000, an increase of $.7 million over first quarter 1999. This increase is attributable to increased sales of specialty products and their related contribution margins.

         EBITDA for the first quarter 2000 was $3.0 million, an increase of $3.2 million over the first quarter 1999 loss of $.2 million. EBITDA is defined as income before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles.

         Interest Expense. Interest expense for first quarter 2000 was $6.6 million, an increase of $.1 million or 2%.

         Income Tax. The income tax rate was 44% for first quarter 2000, equal to the rate for first quarter 1999.

         Net Income. Net loss was $3.4 million for first quarter 2000 compared to net loss of $4.4 million for first quarter 1999, an improvement of $1.0 million. This improvement is attributable to higher sales volume in both Zone heating and Specialty products.



Liquidity and Capital Resources

         The Company's primary cash needs have been for working capital, capital expenditures and debt service requirements. The Company's sources of liquidity have been cash flows from operations and borrowings under its revolving credit facilities. The Company's business is subject to a pattern of seasonal fluctuation. The Company's needs for working capital and the corresponding debt levels tend to peak in the second and third fiscal quarters. The amount of sales generated during the second and third fiscal quarters generally depends upon a number of factors, including the level of retail sales for heating products during the prior winter and current fall weather conditions affecting the level of sales of heating products, general economic conditions, and other factors beyond the Company's control.

         Net cash used in operating activities for the year to date 2000 was $9.3 million compared to net cash used of $12.0 million for the year to date 1999. This positive reduction of $2.7 million reflects the higher accounts payable balance of $38.0 million.

         Net cash used in investing activities was $1.8 million for the year to date 2000, compared to $1.4 million for the year to date 1999. This higher cash used for investing activities reflects the higher capital expenditures of $1.6 million for the year to date 2000 compared to $1.4 million for the year to date 1999. Net cash provided by financing activities for the year to date 2000 was $11.0 million, compared to $13.3 million for the year to date 1999 due to the increase in the working capital loan.

         The Credit Facility provides for commitments in an aggregate amount of up to $216.8 million. Borrowings outstanding under the Credit Facility were $177.9 million on May 29, 1999. Outstanding letters of credit and foreign currency contracts established to facilitate merchandise purchases were $1.9 million and $4.0 million, respectively, on May 29, 1999. The Company had the ability to incur additional indebtedness of $26.4 million at May 29, 1999 under the Credit Facility.

         On May 25, 1999, Holdings entered into Amendment and Waiver No. 4 to the Loan Documents (the "Amendment"), an amendment to their Credit Facility, which waives Holdings' failure to comply with the Clean-Up Period occurring between January 1, 1999 and May 30, 1999 and their failure to comply with the requirements of the Total Leverage Ratio at February 27, 1999. The Company is now in compliance with all its covenants under the Credit Facility

         As part of the Amendment, Holdings' interest rates on all existing outstanding borrowings were increased by .75% under the Term A and Working Capital facilities and by .625% under the Term B, Acquisition and Acquisition B facilities. In addition, the Amendment modified the financial covenants, including the total leverage ratio, the fixed charge coverage ratio and the interest coverage ratio. The Amendment also modified the Clean-Up Period requirement to provide that during the Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and Swing Line loan advances outstanding shall not exceed $30,000,000 (an increase from $15,000,000) for any Clean-Up Period. The Amendment further provides for an additional $15,000,000 unsecured line of credit to DESA International, Inc. (the "Childs Guaranteed Line of Credit") from NationsBank, N.A., which is unconditionally and irrevocably guaranteed by J.W. Childs Equity Partners, L.P., as evidenced by a promissory note issued by DESA to NationsBank, N.A. The Childs Guaranteed Line of Credit has a maturity date of May 31, 2001 and bears interest at the end of each interest period. In connection with the Amendment, Holdings paid an amendment fee of approximately $550,000, which has been deferred and will be amortized over the remaining life of the Credit Facility.

         In conjunction with the Amendment, the sponsors have agreed to defer any obligation of Holdings to pay management fees under their respective management agreements until Holdings' fiscal year 2000 financial statements have been delivered to the lenders. At such time, Holdings will be obligated to pay such management fees only if the Consolidated EBITDA, as defined, of Holdings for fiscal year 2000 is greater than $51,600,000 and no Default, as defined, has occurred under the Credit Agreement, as amended.

         The Company expects that capital expenditures during fiscal 2000 will be approximately $5.0 million. Capital expenditures are expected to be funded from internally generated cash flows and by borrowings under the Credit Facility.

         Management believes that cash flow from operations and availability under the Credit Facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Credit Facility requires a Clean-Up Period, as defined, under the Working Capital Loan Commitment, for a period of 30 consecutive days occurring between January 1 and May 30 in each calendar year commencing January 1, 1998. During the Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and Swing Line loan advances outstanding shall not exceed $30,000,000 for any Clean-Up Period. As of May 29, 1999, approximately $6.2 million of working capital borrowings have been classified as current as a result of the Clean-Up requirement. Such amount may be reborrowed after compliance with the Clean-Up Period. The Company's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, finance indebtedness and remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Year 2000

         The Company has completed the process of reviewing its computer and operational systems to identify and determine the extent to which any such systems were vulnerable to potential errors and failures as a result of the "Year 2000" problem. The Year 2000 problem is a result of computer programs being written using two digits, rather than four digits, to identify years. The Year 2000 presented several potential risks to the Company (i) that the Company's internal systems may not function properly, (ii) that suppliers computer systems may not function properly and, consequently, deliveries of required parts may be delayed, (iii) that customers' computer systems may not function properly and, consequently, orders or payments for the Company's products may be delayed, and (iv) that the Company's bank's computer systems could malfunction, disrupting the Company's orderly posting of deposits, funds transfers and payments. The occurrence of any one or more of these events could have a material adverse effect on the Company's financial condition and results of operations. The Company does not have any contingency plans to address the Year 2000 problem if the efforts described below have not fully resolved the problem.

         The Company has written all of its internal management information systems ("MIS") applications, rather than buying applications from vendors, and chose to modify those applications internally to appropriately address the Year 2000 problem. Management believes that the Company's' MIS staff was able to modify all such applications prior to March 1, 1999, and the appropriate system testing has been performed. No embedded systems used in manufacturing required any modification for Year 2000 compliance. Review of embedded systems used for quality control was completed in January 1999. The expenses of the Company's' efforts to identify and address any Year 2000 problems are not expected to exceed $100,000, of which $37,000 has already been spent, exclusive of staff time.

         The Company has identified critical parts and materials suppliers and is beginning a program to contact such suppliers to evaluate the extent of the Year 2000 risk to the Company's' continued timely receipt of parts and materials deliveries. Management believes that such efforts will allow the Company to identify any risk of parts or materials shortages and either to find alternative suppliers or to order sufficient quantities of critical parts and materials prior to the Year 2000 so as to avoid adverse effects on the Company's' financial condition and results of operations, although there can be no assurances that such efforts will be successful.

         The Company is also engaged in discussions with certain major customers to ensure that electronic data interchange ("EDI") formats function properly notwithstanding the advent of the Year 2000. EDI is the primary method by which customers place orders for the Company's' products. Such discussions are completed, in the case of the Company's' major home center customers, and are well advanced with other major customers using EDI, and management believes that transmission of orders from these major customers will not be significantly affected by the advent of the Year 2000, although there can be no assurances in this regard. Management does not, however, have sufficient information regarding the internal systems of all of its customers to form an opinion as to whether such customers will be able to timely place such orders or to timely pay for products. The purchasing patterns of existing and potential customers may be affected by Year 2000 problems that could cause unexpected fluctuations in the Company's sales volume.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Market risks relating to the Company's operations result primarily from changes in interest rates. The Company also has limited foreign currency risk associated with its Canadian, European, and Hong Kong operations. A portion of the Company's operations consists of purchasing and sales activities in foreign jurisdictions. The Company manufactures it's products in the United States, purchases products in Europe, China, and Japan and sells the products primarily in the United States, Canada, and Europe. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. The Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and the value of the foreign currencies. Interest rate and foreign currency transactions are used only to the extent considered necessary to meet the Company's objectives. The Company does not utilize derivative financial instruments for trading or other speculative purposes. There have been no material changes in the market risk to which the Company is exposed since the end of the Company's preceding fiscal year.

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

         The following table summarizes the carrying amounts and estimated fair values the Company's remaining financial instruments at February 27, 1999 and February 28, 1998 (bracketed amount represents an asset):


                                                            February 27, 1999                  February 28, 1998
                                                            ------------------                 -----------------
                                                        Carrying            Fair           Carrying           Fair
                                                         Amount            Value            Amount           Value
                                                                               (in thousands)
Bank debt                                             $  166,307       $  166,307       $  134,355       $  134,355
Senior subordinated notes                                130,000          102,700          130,000          135,525
Note payable                                               2,138            2,138            2,000            2,000
Interest rate swap agreements                                  -            (438)                -                -

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

PART II           Other Information

Item 3.  Defaults Upon Senior Securities

         (a) On February 28, 1999, the Company failed to meet the total leverage ratio financial covenant under the Credit Facility, an event of default thereunder. Said event of default continued until the Credit Facility was amended on May 25, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Amendment and Waiver No. 4 to the Loan Documents dated as of May 25, 1999 by and among the Company, DESA International, Inc., NationsBank, N.A., UBS Securities LLC, Banc of America Securities LLC et al

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K dated April 1, 1999 reporting under Item 5 the resignation of the Company's Chairman and Chief
Executive Officer and the election of replacements therefor and of a Chief Operating Officer, all on March 30, 1999. The Company filed no other reports on Form 8-K during the period for which this report is made.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DESA HOLDINGS CORPORATION

                                       By:

Dated:  July 13, 1999                  /s/ Terry G. Scariot
                                       Terry G. Scariot
                                       Chief Executive Officer and President

Dated:  July 13, 1999                  /s/ Edward G. Patrick
                                       Edward G. Patrick
                                       Vice President of Finance and Treasurer
                                       (Principal Financial Officer)

Dated:  July 13, 1999                  /s/ Scott M. Nehm
                                       Scott M. Nehm
                                       Vice President and Controller
                                       (Chief Accounting Officer)