Form 10-Q
period 1999-08-28
DESA HOLDINGS CORP
filed 1999-10-12
CIK 1051362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the thirteen week period ended August 28, 1999

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of October 12, 1999, there were 15,552,547 shares of Registrant's Common Stock, $.01 par value per share, and 90,604 shares of the Registrant's Nonvoting Common Stock, $.01 par value per share, outstanding.


                            DESA HOLDINGS CORPORATION
                                    FORM 10-Q
                                 August 28, 1999

                                      INDEX


PART I          Financial Information                                                           Page


Item 1.           Consolidated Financial Statements (Unaudited)
                  Consolidated Balance Sheets - August 28, 1999 and February 27, 1999             3
                  Consolidated Statements of Operations - Thirteen and Twenty-six Weeks
                           ended August 28, 1999 and August 29, 1998                              4
                  Consolidated Statements of Stockholders' Equity (Deficit)                       5
                  Consolidated Statements of Cash Flows - Twenty-six Weeks
                           ended August 28, 1999 and August 29, 1998                              6
                  Notes to Consolidated Financial Statements                                      7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                 13
Item 3.           Quantitative and Qualitative Disclosures About Market Risk                     18

PART II  Other Information

Item 2.           Changes in Securities and Use of Proceeds                                      19
Item 6.           Exhibits and Reports on Form 8-K                                               19

                  Signatures                                                                     20

                                             DESA HOLDINGS CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 August 28,          February 27,
                                                                                   1999                 1999
                                                                                ------------         ------------
                                                                               (in thousands)       (in thousands)
ASSETS                                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                                                   $   1,277           $     888
     Accounts receivable, net                                                       64,271              30,390
     Inventories:
        Raw materials                                                                  835                 986
        Work-in-process                                                             11,008               6,376
        Finished goods                                                              60,952              37,891
                                                                                 ---------           ---------
                                                                                    72,795              45,253
     Deferred tax assets                                                             2,137               2,137
     Other current assets                                                            2,132               1,321
                                                                                 ---------           ---------
Total current assets                                                               142,612              79,989

Property, plant and equipment:
     Land                                                                              390                 390
     Buildings and improvements                                                      6,137               6,173
     Machinery and equipment                                                        36,901              34,527
     Furniture and fixtures                                                            685                 725
                                                                                 ---------           ---------
                                                                                    44,113              41,815
     Less accumulated depreciation                                                  27,867              26,182
                                                                                 ---------           ---------
                                                                                    16,246              15,633

Goodwill, net                                                                       80,878              81,882
Deferred tax assets                                                                    598                 598
Other assets                                                                        24,082              25,250
                                                                                 ---------           ---------
Total assets                                                                     $ 264,416           $ 203,352
                                                                                 =========           =========

Liabilities and stockholders' equity (deficit)
Current liabilities:
     Accounts payable                                                            $  46,569           $  25,232
     Accrued interest                                                                3,563               3,075
     Other accrued liabilities                                                      14,443              10,732
     Current portion of long-term debt                                              47,112              13,307
                                                                                 ---------           ---------
Total current liabilities                                                          111,687              52,346

Long-term debt                                                                     288,404             285,138
Other liabilities                                                                      775                 599
                                                                                 ---------           ---------
Total liabilities                                                                  400,866             338,083

Commitments

Series C redeemable preferred stock, $.01 par value; authorized--
     40,000 shares; issued and outstanding-- 21,180 shares at August 28,
     1999 and 19,990 shares at February 27, 1999 (liquidation preference--
     $21,590,000 at August 28, 1999 and $20,371,000 at February 27, 1999)           18,526              17,207

Stockholders' equity (deficit):
     Common stock, $.01 par value; authorized-- 50,000,000 shares; issued and
     outstanding-- 15,552,547 shares at August 28, 1999 and 15,548,692 shares          155                 155
     at February 28, 1999

     Nonvoting  common stock,  $.01 par value;  authorized-- 2,000,000 shares;
     issued and outstanding-- 90,604 shares at August 28, 1999
     and February 27, 1999                                                               1                   1

     Capital in excess of par value                                                 98,009              97,984
     Carryover predecessor basis adjustment                                        (32,309)            (32,309)
     Accumulated deficit                                                          (219,503)           (216,742)
     Accumulated other comprehensive loss                                           (1,329)             (1,027)
                                                                                 ---------           ---------
Total stockholders' equity (deficit)                                              (154,976)           (151,938)
                                                                                 ---------           ---------
Total liabilities and stockholders' equity (deficit)                             $ 264,416           $ 203,352
                                                                                 =========           =========
See accompanying notes

                                             DESA HOLDINGS CORPORATION

                                       Consolidated Statements of Operations
                                                   (in thousands)

                                                    (Unaudited)



                                                                         Thirteen Weeks Ended            Twenty-six Weeks Ended

                                                                    Aug 28,             Aug 29,          Aug 28,        Aug 29,
                                                                      1999               1998             1999           1998
                                                                   ---------           ---------        ---------      ---------

Net sales                                                          $  97,924           $  75,416        $ 160,717      $ 116,170
Cost of sales                                                         65,349              50,332          109,800         79,941
                                                                   ---------           ---------        ---------      ---------
Gross profit                                                          32,575              25,084           50,917         36,229

Operating costs and expenses:
     Selling                                                          16,559              11,970           29,194         20,753
     General and administrative                                        3,446               3,096            7,048          5,964
     Other                                                             1,540               1,272            3,064          2,138
                                                                   ---------           ---------        ---------      ---------
                                                                      21,545              16,338           39,306         28,855
                                                                   ---------           ---------        ---------      ---------

Operating profit                                                      11,030               8,746           11,611          7,374

Interest expense                                                       7,334               6,745           13,962         13,237
                                                                   ---------           ---------        ---------      ---------
Income (loss) before provision (benefit) for income taxes              3,696               2,001           (2,351)        (5,863)

Provision (benefit) for income taxes                                   1,720                 878             (939)        (2,620)
                                                                   ---------           ---------        ---------      ---------

Net Income (loss)                                                      1,976               1,123           (1,412)        (3,243)

Less dividends and accretion on preferred stock                          685                 613            1,348          1,203
                                                                   ---------           ---------        ---------      ---------
Income (loss) applicable to common stockholders                    $   1,291           $     510        $  (2,760)     $  (4,446)
                                                                   =========           =========        =========      =========




See accompanying notes



                                                      DESA Holdings Corporation
                                          Consolidated Statements of Stockholders' Deficit
                                                              ($000's)

                                                                     Carryover                         Cumulative
                                          Nonvoting    Capital in   Predecessor                           Other           Total
                               Common       Common     Excess of       Basis         Accumulated      Comprehensive    Stockholders'
                                Stock       Stock      Par Value    Adjustment         Deficit            Loss           Deficit
                             -------------------------------------------------------------------------------------------------------

Balance at
February 27, 1999                $155         $1         $97,984      ($32,309)       ($216,742)         ($1,027)        ($151,938)

Comprehensive loss:

   Net Loss                                                                              (1,412)                            (1,412)

   Foreign currency
     translation adjustment                                                                                 (302)             (302)
                                                                                                                        ----------

Comprehensive loss                                                                                                          (1,714)
                                                                                                                        ----------


Accretion of preferred stock                                                               (129)                              (129)

Dividends on preferred stock                                                             (1,219)                            (1,219)

Issuance of common stock                                      25                                                                25


                                --------------------------------------------------------------------------------        ----------
Balance at
August 28, 1999                  $155         $1         $98,009      ($32,309)       ($219,503)         ($1,329)        ($154,976)

                                ================================================================================        ==========


See accompanying notes




                                                     DESA HOLDINGS CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                             (Unaudited)

                                                                                  Twenty-six Weeks Ended

                                                                                 Aug 28,             Aug 29,
                                                                                  1999                 1998
                                                                                ----------          -----------
Cash flows from operating activities
Net loss                                                                      $    (1,412)        $     (3,243)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation                                                                   2,305                1,512
     Amortization                                                                   2,980                1,945
     Deferred income taxes                                                              0                  (15)
     Equity in undistributed earnings of joint venture                               (119)                 (78)
     (Increase) decrease in operating assets:
         Accounts receivable, net                                                 (33,881)             (28,436)
         Inventories                                                              (27,542)             (14,558)
         Other current assets                                                        (811)                (529)
     Increase (decrease) in operating liabilities:
         Accounts payable                                                          21,337               22,290
         Accrued interest                                                             568               (1,789)
         Other accrued liabilities                                                  4,592               (5,391)
         Income taxes payable                                                        (910)              (3,831)
         Other liabilities                                                            176                  208
                                                                                ----------          -----------
Net cash used in operating activities                                         $   (32,717)        $    (31,915)
                                                                                ----------          -----------


Investing activities
Capital expenditures                                                               (2,918)              (2,806)
Dividends received from joint venture                                                 106                   83
Net cash paid for acquisition of businesses                                             0              (39,635)
Other                                                                                (390)                (672)
                                                                                ----------          -----------
Net cash used in investing activities                                         $    (3,202)        $    (43,030)
                                                                                ----------          -----------


Financing activities

Increase in working capital loan                                                   38,930               33,722
Decrease in note payable                                                              (64)                   0
Principal payments of term loans                                                   (1,875)              (1,125)
Issuance of common stock                                                               25               12,076
Increase in acquisition loans                                                           0               30,000
Payment of debt financing costs                                                      (703)                   0
                                                                                ----------          -----------
Net cash provided by financing activities                                          36,313               74,673

Effect of exchange rates on cash                                                       (5)                  (5)
                                                                                ----------          -----------
Increase (decrease) in cash and cash equivalents for the period                       389                 (277)

Cash and cash equivalents at beginning of period                                      888                  794
                                                                                ==========          ===========
Cash and cash equivalents at end of period                                    $    $1,277         $        517
                                                                                ==========          ===========


See accompanying notes

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation

The interim consolidated financial statements for the periods presented herein have not been audited by independent public accountants. In the opinion of management of DESA Holdings Corporation (the "Company" or "Holdings"), all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the results of operations for the periods have been included. Interim results are not necessarily indicative of results for a full year. Sales of the Company's zone heating products follow seasonal patterns that affect the Company's results of operations including inventory levels, accounts receivable levels and debt levels during the year.

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

2. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DESA International, Inc. ("DESA") and all of its wholly-owned subsidiaries, including DESA Industries of Canada, Inc., DESA Europe BV, DESA Industries of V.I., Inc., and Heath Company Limited. All significant intercompany accounts and transactions have been eliminated. DESA's 50% interest in a joint venture is accounted for using the equity method.

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

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Summarized Financial Information of DESA International, Inc

DESA International, Inc. is the issuer of the 9 7/8% Senior Subordinated Notes. The Company has not presented separate financial statements and other disclosures concerning DESA International, Inc. because management has determined that such information is not material to holders of the Senior Subordinated Notes.

The following summarized consolidated financial information is being provided for DESA International, Inc. as of August 28, 1999 and February 27, 1999 and for the thirteen and twenty-six weeks ended August 28, 1999, and August 29, 1998.

Summarized consolidated balance sheet information (in thousands):

                                               August 28,         February 27,
                                                  1999                1999
                                              --------------------------------
Assets
Current assets                                 $ 250,554           $ 187,892
Net fixed assets                                  16,246              15,633
Goodwill, net                                     79,757              80,744
Deferred tax assets                                  598                 598
Other assets                                      24,082              25,250
                                               -----------------------------
                                               $ 371,237           $ 310,117

Liabilities and stockholders' deficit
Current liabilities                            $ 111,250           $  51,939
Long-term debt                                   156,250             153,000
9 7/8% Senior Subordinated Notes                 130,000             130,000
Other liabilities                                    775                 599
Stockholders' deficit                            (27,038)            (25,421)
                                               -----------------------------
                                               $ 371,237           $ 310,117

Summarized consolidated statements of operations information (in thousands):

                                            Thirteen Weeks Ended             Twenty-six Weeks Ended
                                          August 28,    August 29,         August 28,      August 29,
                                             1999          1998               1999            1998
                                         -------------------------        ----------------------------
Net Sales                                 $ 97,924      $ 75,416           $ 160,717       $ 116,170
Income (loss) before income taxes            3,745         2,094             (2,254)         (5,762)
Net income (loss)                            2,025         1,216             (1,315)         (3,142)


                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

3. Financing Arrangements

Outstanding borrowings consist of the following (in thousands):

                                                                August 28,              February 27,
                                                                   1999                     1999
                                                              --------------------------------------
9 7/8% Senior Subordinated Notes due 2007 (A)                   $ 130,000                $ 130,000
NationsBank and various banks Term A Loan (B)                      43,250                   44,875
NationsBank and various banks Term B Loan (C)                      48,500                   48,750
NationsBank and various banks Working Capital Loan                 61,612                   22,682
Commitment (D)
NationsBank and various banks Acquisition Loan (E)                 20,000                   20,000
NationsBank and various banks Acquisition B Loan (F)               30,000                   30,000
Note payable related to acquisition of Heath (G)                    2,154                    2,138
                                                              --------------------------------------
Total outstanding borrowings                                      335,516                  298,445
Less current portion of long-term debt                             47,112                   13,307
                                                              --------------------------------------
Total long-term debt                                            $ 288,404                $ 285,138

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


                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(D)  The Working Capital Loan Commitment is payable at any time at the option of Holdings prior to November  26,  2003,  and  accrues  interest at the prime rate plus 2.25% or LIBOR plus
     3.25%, at the option of Holdings. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR  period.  Holdings  can utilize  letters of credit under the Working  Capital  Loan  Commitment  up to $10  million.  As of August 28,  1999, letters of credit of $5,813,000 are outstanding under the Working Capital Loan Commitment.
     Borrowings are generally limited to specific percentages of eligible trade receivables and inventory.  Holdings pays  commitment  fees of 1/2of 1% per annum on the daily  unutilized
     Working Capital Loan Commitment.

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

(G)  The note  payable is due on  December  31,  2008 and  accrues  interest,  which is payable semi-annually  beginning  June 30, 1998, at a rate of 7.5% per annum.  Holdings may elect, upon written notice, to defer any interest payments, in which event such interest payments shall effectively convert to principal and accrue interest at a rate of 7.5% per annum. In fiscal  2000, $80,000  of  interest  payments  were  deferred  and were  converted  into principal.

In accordance with the terms of the Credit Facility, the ability of DESA to incur additional indebtedness is limited, as defined. At August 28, 1999, DESA can incur additional indebtedness of $7.6 million.

4. Comprehensive Income

Comprehensive loss consisted of the following (in thousands):

                                         Thirteen Weeks Ended       Twenty-six Weeks Ended
                                       August 28,    August 29,    August 28,     August 29,
                                          1999          1998          1999           1998
                                       -----------------------------------------------------
Net income (loss)                         $ 1,976     $ 1,123       $ (1,412)     $ (3,243)
Net change in foreign currency
      translation adjustment                 (84)       (404)           (302)         (537)
                                       ----------- ---------------------------------------
Comprehensive income (loss)               $ 1,892      $  719       $ (1,714)     $ (3,780)
                                       ===================================================

As of August 28, 1999 and August 29, 1998 the cumulative other comprehensive loss consisted solely of the Company's foreign currency translation adjustment.

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

Identifiable assets are those assets of the Company that are identified with the operations in each product segment. Corporate assets include primarily cash, deferred income taxes and deferred financing costs. Operational results and other financial data for the two business segments for the periods ended August 28, 1999 and August 29, 1998 are presented below (in thousands):

                                           Zone Heating       Specialty             General
                                             Products          Products            Corporate          Total
                                          --------------------------------------------------------------------

Thirteen weeks ended August 28, 1999
Net sales                                    $ 50,204           $ 47,720                --            $ 97,924
Operating profit (loss)                         6,086              6,009          $ (1,065)             11,030
Depreciation and amortization                   1,759                667               419               2,845
Identifiable assets                           141,201            108,277            14,938             264,416
Capital expenditures                            1,051                263                --               1,314

Thirteen weeks ended August 29, 1998
Net sales                                      42,479             32,937                --              75,416
Operating profit (loss)                         5,873              3,863              (990)              8,746
Depreciation and amortization                   1,396                465               385               2,246
Identifiable assets                           136,639             88,343            16,811             241,793
Capital expenditures                            1,228                132                48               1,408


                                           Zone Heating       Specialty             General
                                             Products          Products            Corporate          Total
                                          --------------------------------------------------------------------

Twenty-six weeks ended August 28, 1999
Net sales                                    $ 70,868           $ 89,849                --            $160,717
Operating profit (loss)                         3,782              9,973          $ (2,144)             11,611
Depreciation and amortization                   2,864              1,602               819               5,285
Identifiable assets                           141,201            108,277            14,938             264,416
Capital expenditures                            2,025                865                28               2,918

Twenty-six weeks ended August 29, 1998
Net sales                                      52,148             64,022                --             116,170
Operating profit (loss)                         3,043              6,334            (2,003)              7,374
Depreciation and amortization                   1,778                926               753               3,457
Identifiable assets                           136,639             88,343            16,811             241,793
Capital expenditures                            2,491                249                66               2,806

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



6. Prior Period Acquisitions

On August 19, 1998, the Company consummated two acquisitions. The Company acquired all of the outstanding stock of Fireplace Manufacturers, Inc. ("FMI"), which then merged into DESA, for a net cash purchase price of $25,805,000. The purchase price includes non-compete agreements with certain executives of FMI covering a three year period for aggregate payments of $3,050,000. The Company also acquired certain of the assets of Universal Heating, Inc. ("UHI") through Desa U. S. Inc., which then merged into DESA, for a cash purchase price of $12,634,000, including non-compete payments of $1,998,000. The Company financed the two acquisitions through borrowings of $26,363,500 under the Credit Facility (Term Loan B) and the issuance of Common Stock for $12,075,500.

The Company accounted for such acquisition using the purchase method. As of August 28, 1999, there are unresolved contingencies related to the FMI acquisition, the resolution of which could result in adjustments to the purchase price for the FMI acquisition. The following summarizes the fair value of the assets acquired and liabilities assumed at August 19, 1998 for the two acquisitions (in thousands):

          Current assets                  $  4,450
          Property, plant and equipment      1,201
          Other assets                      15,734
          Goodwill                          20,114
          Current liabilities               (3,060)
                                          --------
                                          $ 38,439

The following supplemental pro forma information is presented as if the acquisition had been completed as of February 28, 1999 and March 1, 1998:

                                                 Twenty-six weeks ended
                                           August 28, 1999    August 29, 1998
                                           -----------------------------------
                                                  (dollars in thousand)

          Net sales                            $ 160,717          $ 128,877
          Income from operations before           11,611              8,446
          extraordinary item
          Loss before extraordinary item          (1,412)            (5,880)
          Net loss                                (1,412)            (3,647)

                            DESA HOLDINGS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


This quarterly report on Form 10-Q of Desa Holdings Corporation (the "Company"), which includes its consolidated subsidiaries unless the context indicates otherwise, contains statements that constitute forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this report and include statements regarding the strategies, plans, beliefs or current expectations of the Company and its management and other statements that are not historical facts. Readers are cautioned that any such forward looking statements are not guaranties of future performance and involve risks and uncertainties, and that actual results may differ materially from those set forth in such forward looking statements as a result of various factors. Such factors include, but are not limited to, the Company's vulnerability to adverse general economic and industry conditions because of its leverage, the Company's ability to obtain future financing on acceptable terms, the Company's ability to integrate acquired companies and to complete acquisitions on satisfactory terms, the demand and price for the Company's products relative to production costs, the seasonality of the Company's business and uncertainties regarding the resolution of Year 2000 problems. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect errors or circumstances that occur after the date hereof.

The following discussion of the Company's results of operations and financial condition for the thirteen and twenty-six week periods ended August 28, 1999, and August 29, 1998, should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as for the fiscal year ended February 27, 1999, included in the Company's Annual Report on Form 10-K.

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

Results of Operations

Thirteen Week Period Ended August 28, 1999, Compared to the Thirteen Week Period Ended August 29, 1998

Net sales. Net sales in the thirteen weeks ended August 28, 1999, ("second quarter 2000") were $97.9 million, an increase of 30% or $22.5 million compared to the thirteen weeks ended August 29, 1998 ("second quarter 1999"). Zone heating products had net sales of $50.2 million in second quarter 2000, an increase of 18% or $7.7 million from the second quarter 1999. This increase is primarily in hearth product sales due to the acquisition of FMI and increased fireplace product demand in the propane marketer/natural gas utility distribution channel.

Specialty products had net sales of $47.7 million in the second quarter 2000, an increase of 45% or $14.8 million over second quarter 1999, due to an increased market demand for generators related to the concern of year 2000 computer problems and sales for the electric pole saw.

Cost of Sales. For second quarter 2000, cost of sales was $65.3 million, an increase of $15.0 million or 30% from second quarter 1999, attributable to the higher net sales for the period. Cost of sales was 67% of net sales in second quarter 2000 compared to 67% for second quarter 1999. Period to period costs are comparable because of a product mix with proportionately lower sales growth of zone heating products (which are sold at higher margins compared to specialty products) being offset by lower manufacturing overhead per unit of zone heating products. Manufacturing overhead per unit is lower as a result of higher second quarter production levels this year compared to a year ago.

Selling, General and Administrative Expenses. For second quarter 2000, selling, general and administrative expenses were $21.5 million, an increase of $5.2 million or 32% from second quarter 1999, primarily attributable to the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 22% for second quarter 2000 compared to 22% in first quarter 1999. This comparable level is associated with increased sales, which absorbed more of the fixed expenses in the engineering and administration areas, offset by increased shipping costs associated with the setup of a new distribution facility and higher customer sales program costs.

Operating Profit. Operating profit was $11.0 million for second quarter 2000 compared to an operating profit of $8.7 million for second quarter 1999, an improvement of $2.3 million or 26%. Operating profit attributable to zone heating products was $6.1 million for second quarter 2000, an increase of $.2 million or 4% from second quarter 1999. This is a result of the increased sales and higher factory overhead absorption offset by higher selling costs and shipping costs associated with the sales increase. Specialty products operating profit was $6.0 million for the second quarter 2000, an increase of $2.1 million or 56% over second quarter 1999. This increase is attributable to the higher level of specialty products sales and their related contribution margins.

EBITDA. EBITDA for the second quarter 2000 was $13.9 million, an increase of $2.9 million or 26% from second quarter 1999. EBITDA is defined as income before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles.

Interest Expense. Interest expense for second quarter 2000 was $7.3 million, an increase of $.6 million or 9% compared to second quarter 1999. The increase is associated with higher levels of borrowing and increased interest rates in conjunction with Amendment and Waiver No. 4 made to the Credit Facility on May 25, 1999.

Income Tax. The income tax rate was 47% for second quarter 2000, an increase of 3% from the second quarter 1999 rate of 44%. The increase is attributable to differences in the mix of foreign and domestic source income and their corresponding tax rates.

Net Income. Net income was $2.0 million for second quarter 2000 compared to net income of $1.1 million for second quarter 1999, an improvement of $.9 million. This improvement is attributable to higher sales volume in both Zone heating and Specialty products.

Twenty-six Week Period Ended August 28, 1999, Compared to the Twenty-six Week Period Ended August 29, 1998

Net sales. Net sales in the twenty-six weeks ended August 28, 1999, ("year to date 2000") were $160.7 million, an increase of 38% or $44.5 million compared to the twenty-six weeks ended August 29, 1998 ("year to date 1999"). Zone heating products had net sales of $70.9 million in year to date 2000, an increase of 36% or $18.7 million from the year to date 1999. This increase is primarily in hearth product sales due to the acquisition of FMI and increased fireplace product demand in the propane marketer / natural gas utility distribution channel.

Specialty products had net sales of $89.8 million in year to date 2000, an increase of 40% or $25.8 million over year to date 1999, due to an increased market demand for generators related to the fear of year 2000 computer problems and sales for the electric pole saw.

Cost of Sales. For year to date 2000, cost of sales was $109.8 million, an increase of $29.9 million or 37% from year to date 1999, attributable to the higher net sales for the period. Cost of sales was 68% of net sales in year to date 2000 compared to 69% for year to date 1999. This decrease is because of lower manufacturing overhead per unit of zone heating products, as a result of higher year to date production levels this year compared to a year ago.

Selling, General and Administrative Expenses. For year to date 2000, selling, general and administrative expenses were $39.3 million, an increase of $10.5 million or 36% from year to date 1999, primarily attributable to the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 24% for year to date 2000 compared to 25% in year to date 1999. This lower level is associated with increased sales, which absorbed more of the fixed expenses in the engineering and administration areas, offset by costs associated with the set-up of a new distribution facility for zone heating products.

Operating Profit. Operating profit was $11.6 million for year to date 2000 compared to $7.4 million for year to date 1999, an improvement of $4.2 million or 57%. Operating profit attributable to zone heating products was $3.8 million for year to date 2000, favorable by $.7 million from year to date 1999. This is a result of the increased sales and higher factory overhead absorption offset by higher selling costs and shipping costs associated with the sales increase. Specialty products operating profit was $10.0 million for year to date 2000, an increase of $3.6 million or 57% over year to date 1999. This increase is attributable to increased sales of specialty products and their related contribution margins.

EBITDA. EBITDA for year to date 2000 was $16.9 million, an increase of $6.1 million or 56% over year to date 1999 of $10.8 million. EBITDA is defined as income before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles.

Interest Expense. Interest expense for year to date 2000 was $13.9 million, an increase of $.7 million or 5% compared to second quarter 1999. The increase is associated with higher levels of borrowing and increased interest rates in conjunction with Amendment and Waiver No. 4 made to the Credit Facility on May 25, 1999.

Income Tax. The income tax rate was 40% for year to date 2000, below the rate for year to date 1999 of 45%. The decrease is attributable to differences in the mix of foreign and domestic source income and their corresponding tax rates.

Net Income. Net loss was $1.4 million for year to date 2000 compared to a net loss of $3.2 million for year to date 1999, an improvement of $1.8 million. This improvement is attributable to higher sales volume in both Zone heating and Specialty products.

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

Net cash used in operating activities for the year to date 2000 was $32.7 million compared to net cash used of $31.9 million for the year to date 1999. This increase in cash used of $.8 million reflects the higher accounts receivable balance of $64.3 million and higher inventory balance of $72.8 million, offset by higher accounts payable balance of $46.6 million.

Net cash used in investing activities was $3.2 million for the year to date 2000, compared to $43.0 million for the year to date 1999. This lower cash used for investing activities reflects the acquisition of UHI and FMI in year to date 1999. Net cash provided by financing activities for the year to date 2000 was $36.3 million, compared to $74.7 million for the year to date 1999. The difference reflects a decrease in the working capital loan and the prior year issuance of Common Stock and bank loans associated with the acquisitions of UHI and FMI.

The Credit Facility provides for commitments in an aggregate amount of up to $216.8 million. Borrowings outstanding under the Credit Facility were $203.4 million on August 28, 1999. Outstanding letters of credit and foreign currency contracts established to facilitate merchandise purchases were $5.8 million and $3.1 million, respectively, on August 28, 1999. The Company had the ability to incur additional indebtedness of $7.6 million at August 28, 1999 under the Credit Facility. The Company is in compliance with all its covenants under the Credit Facility.

The Company expects that capital expenditures during fiscal 2000 will be approximately $5.5 million. Capital expenditures are expected to be funded from internally generated cash flows and by borrowings under the Credit Facility.

Management believes that cash flow from operations and availability under the Credit Facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. Additionally, the Company reviews potential acquisitions and relationships from time to time and may be required to seek additional debt to fund any acquisition. The Company's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, make desired acquisitions, finance indebtedness and remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

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

The Company has identified critical parts and materials suppliers and has completed a program to contact such suppliers and evaluate the extent of the Year 2000 risk to the Company's' continued timely receipt of parts and materials deliveries. Management believes, based upon supplier input, that the risk of significant parts or materials shortages is unlikely. Management is, however, monitoring the situation and will seek to find alternative suppliers or to order sufficient quantities of critical parts and materials prior to the Year 2000 as adverse situations are identified so as to avoid adverse effects on the Company's' financial condition and results of operations, although there can be no assurances that such efforts have been or will be successful.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company also has limited foreign currency risk associated with its Canadian, European, and Hong Kong operations. A portion of the Company's operations consists of purchasing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, purchases products in Europe, China, and Japan and sells the products primarily in the United States, Canada, and Europe. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. The Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and the value of the foreign currencies. Interest rate and foreign currency transactions are used only to the extent considered necessary to meet the Company's objectives. The Company does not utilize derivative financial instruments for trading or other speculative purposes. There have been no material changes in the market risk to which the Company is exposed since the end of the Company's preceding fiscal year.

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

The following table summarizes the carrying amounts and estimated fair values the Company's remaining financial instruments at February 27, 1999 and February 28, 1998 (bracketed amount represents an asset):

                                                    February 27, 1999                    February 28, 1998
                                              Carrying          Fair Value         Carrying          Fair Value
                                               Amount                               Amount
                                                                       (in thousands)
Bank debt                                     $166,307           $166,307          $134,355           $134,355
Senior subordinated notes                      130,000            102,700           130,000            135,525
Note payable                                     2,138              2,138             2,000              2,000
Interest rate swap agreements                       --               (438)               --                 --

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

PART II           Other Information

Item 2.  Changes in Securities and Use of Proceeds

On March 19, 1999 and July 19, 1999, options representing 3,817 common shares and 38 common shares, respectively, were exercised and shares were issued to employees at an aggregate sale price of $24,773 and $247, respectively. These shares are exempt from registration under Section 4(2) of the Securities Act.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27     Financial Data Schedule

         (b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the period for which this report is made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DESA HOLDINGS CORPORATION

                           By:

Dated:  October 12, 1999   /s/ Terry G. Scariot
                           Terry G. Scariot
                           Chief Executive Officer and President

Dated:  October 12, 1999   /s/ Edward G. Patrick
                           Edward G. Patrick
                           Vice President of Finance and Treasurer
                           (Principal Financial Officer)

Dated:  October 12, 1999   /s/ Scott M. Nehm
                           Scott M. Nehm
                           Vice President and Controller
                           (Chief Accounting Officer)