Form 10-Q
period 1999-11-27
DESA HOLDINGS CORP
filed 2000-01-11
CIK 1051362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the thirteen week period ended November 27, 1999

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of January 11, 2000, there were 15,552,547 shares of Registrant's Common Stock, $.01 par value per share, and 90,604 shares of the Registrant's Nonvoting Common Stock, $.01 par value per share, outstanding.


                            DESA HOLDINGS CORPORATION
                                    FORM 10-Q
                                November 27, 1999

                                      INDEX

                                                                                         Page

PART I   Financial Information

Item 1.    Consolidated Financial Statements (Unaudited)
           Consolidated Balance Sheets - November 27, 1999 and February 27, 1999          3
           Consolidated Statements of Operations - Thirteen and Thirty-nine Week
                    ended November 27, 1999 and November 28, 1998                         4
           Consolidated Statements of Stockholders' Equity (Deficit)                      5
           Consolidated Statements of Cash Flows - Thirty-nine Weeks
                    ended November 27, 1999 and November 28, 1998                         6
           Notes to Consolidated Financial Statements                                     7

Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                    18

PART II  Other Information

Item 6.    Exhibits and Reports on Form 8-K                                              20

           Signatures                                                                    21

                                               DESA HOLDINGS CORPORATION

                                              CONSOLIDATED BALANCE SHEETS
                                                                                 November 27,            February 27,
                                                                                     1999                   1999
                                                                                --------------         --------------
                                                                                (in thousands)         (in thousands)
ASSETS                                                                            (Unaudited)
------
Current assets:
     Cash and cash equivalents                                                    $       573           $       888
     Accounts receivable, net                                                          88,308                30,390
     Inventories:
        Raw materials                                                                     788                   986
        Work-in-process                                                                13,790                 6,376
        Finished goods                                                                 46,017                37,891
                                                                                  -----------           -----------
                                                                                       60,595                45,253
     Deferred tax assets                                                                2,137                 2,137
     Other current assets                                                               1,919                 1,321
                                                                                  -----------           -----------
Total current assets                                                                  153,532                79,989

Property, plant and equipment:
     Land                                                                                 390                   390
     Buildings and improvements                                                         6,051                 6,173
     Machinery and equipment                                                           37,769                34,527
     Furniture and fixtures                                                               668                   725
                                                                                  -----------           -----------
                                                                                       44,878                41,815
     Less accumulated depreciation                                                     29,943                26,182
                                                                                  -----------           -----------
                                                                                       14,935                15,633

Goodwill, net                                                                          94,445                81,882
Deferred tax assets                                                                       598                   598
Other assets                                                                           23,148                25,250
                                                                                  -----------           -----------
Total assets                                                                      $   286,658           $   203,352
                                                                                  ===========           ===========
Liabilities and stockholders' equity (deficit)
Current liabilities:
     Accounts payable                                                             $    48,474           $    25,232
     Accrued interest                                                                   8,412                 3,075
     Other accrued liabilities                                                         29,855                10,732
     Current portion of long-term debt                                                 27,544                13,307
                                                                                  -----------           -----------
Total current liabilities                                                             114,285                52,346

Long-term debt                                                                        285,766               285,138
Other liabilities                                                                      14,880                   599
                                                                                  -----------           -----------
Total liabilities                                                                     414,931               338,083

Commitments

Series C redeemable preferred stock, $.01 par value; authorized--
     40,000 shares; issued and outstanding-- 21,180 shares at November 27,
     1999 and 19,990 shares at February 27, 1999 (liquidation preference -
     $22,224,000 at November 27, 1999 and $20,371,000 at February 27, 1999)            18,591                17,207

Stockholders' equity (deficit):
     Common stock, $.01 par value; authorized-- 50,000,000 shares; issued and outstanding-- 15,552,547 shares at November 27, 1999 and 15,548,692 shares
     at February 27, 1999                                                                 155                   155

     Nonvoting  common stock,  $.01 par value;  authorized-- 3,000,000 shares; issued and outstanding-- 90,604 shares at November 27, 1999
     and February 27, 1999                                                                  1                     1

     Capital in excess of par value                                                    98,009                97,984
     Carryover predecessor basis adjustment                                           (32,309)              (32,309)
     Accumulated deficit                                                             (210,966)             (216,742)
     Accumulated other comprehensive loss                                              (1,754)               (1,027)
                                                                                  -----------           -----------
Total stockholders' equity (deficit)                                                 (146,864)             (151,938)
                                                                                  -----------           -----------
Total liabilities and stockholders' equity (deficit)                              $   286,658           $   203,352
                                                                                  ===========           ===========
See accompanying notes

                                        DESA HOLDINGS CORPORATION

                                  Consolidated Statements of Operations
                                              (in thousands)

                                               (Unaudited)



                                                     Thirteen Weeks Ended       Thirty-nine Weeks Ended

                                                   Nov 27,        Nov 28,        Nov 27,        Nov 28,
                                                    1999            1998          1999           1998
                                                  ---------      ---------      ---------      ---------

Net sales                                         $156,763       $134,679       $317,480       $250,849
Cost of sales                                      100,983         87,055        210,783        166,996
                                                  --------       --------       --------       --------
Gross profit                                        55,780         47,624        106,697         83,853

Operating costs and expenses:
     Selling                                        25,363         19,570         54,557         40,323
     General and administrative                      4,252          3,762         11,300          9,726
     Other                                           1,613          1,712          4,677          3,850
                                                  --------       --------       --------       --------
                                                    31,228         25,044         70,534         53,899
                                                  --------       --------       --------       --------

Operating profit                                    24,552         22,580         36,163         29,954

Interest expense                                     7,589          7,559         21,551         20,796
                                                  --------       --------       --------       --------
Income before provision for income taxes            16,963         15,021         14,612          9,158

Provision for income taxes                           7,727          6,808          6,788          4,188
                                                  --------       --------       --------       --------

Net Income                                           9,236          8,213          7,824          4,970

Less dividends and accretion on preferred stock        699            627          2,047          1,830
                                                  --------       --------       --------       --------
Income applicable to common stockholders          $  8,537       $  7,586       $  5,777       $  3,140
                                                  ========       ========       ========       ========

                                                    4
See accompanying notes

                                                      DESA Holdings Corporation
                                        Consolidated Statements of Stockholders' Equity (Deficit)
                                                           (in thousands)

                                                             (Unaudited)

                                                                     Carryover                         Cumulative
                                          Nonvoting    Capital in   Predecessor                          Other            Total
                               Common       Common     Excess of       Basis         Accumulated      Comprehensive   Stockholders'
                                Stock       Stock      Par Value    Adjustment         Deficit            Loss           Deficit
                             -------------------------------------------------------------------------------------------------------

Balance at
February 27, 1999                $155         $1        $97,984      ($32,309)        ($216,742)        ($1,027)        ($151,938)

Comprehensive income:

  Net Income                                                                              7,824                             7,824

  Foreign currency
   translation adjustment                                                                                  (727)             (727)
                                                                                                                      ------------

Comprehensive income                                                                                                        7,097
                                                                                                                      ------------


Accretion of preferred stock                                                               (194)                             (194)

Dividends on preferred stock                                                             (1,853)                           (1,853)

Issuance of common stock                                     25                                                                25


                             --------------------------------------------------------------------------------------   ------------
Balance at
November 27, 1999                $155         $1        $98,009      ($32,309)        ($210,966)        ($1,754)        ($146,864)

                             ======================================================================================   ============

See accompanying notes


                                         DESA HOLDINGS CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)

                                                (Unaudited)

                                                                                   Thirty-nine Weeks Ended

                                                                                 Nov 27,           Nov 28,
                                                                                  1999              1998
                                                                               -----------       -----------

Cash flows from operating activities
Net income                                                                      $  7,824          $  4,970

Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation                                                                  3,767             2,957
     Amortization                                                                  4,478             3,511
     Deferred income taxes                                                          --                 (15)
     Equity in undistributed earnings of joint venture                              (158)             (117)
     (Increase) decrease in operating assets:
         Accounts receivable, net                                                (57,918)          (58,457)
         Inventories                                                             (15,342)           (7,674)
         Other current assets                                                       (598)             (570)
     Increase (decrease) in operating liabilities:
         Accounts payable                                                         23,242            23,896
         Accrued interest                                                          5,417             1,074
         Other accrued liabilities                                                11,990              (272)
         Income taxes payable                                                      6,470             2,759
         Other liabilities                                                           161               146
                                                                                --------          --------
Net cash used in operating activities                                           $(10,667)         $(27,792)
                                                                                --------          --------


Investing activities
Capital expenditures                                                              (3,069)           (3,645)
Dividends received from joint venture                                                139               123
Net cash paid for acquisition of businesses                                         --             (39,635)
Other                                                                               (825)             (986)
                                                                                --------          --------
Net cash used in investing activities                                           $ (3,755)         $(44,143)
                                                                                --------          --------


Financing activities

Increase in working capital loan                                                  17,762            32,657
Decrease in note payable                                                            (202)             --
Principal payments of term loans                                                  (2,775)           (1,725)
Issuance of common stock                                                              25            12,076
Increase in acquisition loans                                                       --              30,000
Payment of preferred stock expenses                                                 --                 (96)
Payment of debt financing costs                                                     (703)           (1,193)
                                                                                --------          --------
Net cash provided by financing activities                                         14,107            71,719

Effect of exchange rates on cash                                                    --                   4
                                                                                --------          --------
Decrease in cash and cash equivalents for the period                                (315)             (212)

Cash and cash equivalents at beginning of period                                     888               794
                                                                                --------          --------
Cash and cash equivalents at end of period                                      $    573          $    582
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

The following summarized consolidated financial information is being provided for DESA International, Inc. as of November 27, 1999 and February 27, 1999 and for the thirteen and thirty-nine weeks ended November 27, 1999 and November 28, 1998.

Summarized consolidated balance sheet information (in thousands):

                                       November 27,       February 27,
                                          1999               1999
                                      ---------------------------------
Assets
Current assets                          $ 261,612          $ 187,892
Net fixed assets                           14,935             15,633
Goodwill, net                              93,332             80,744
Deferred tax assets                           598                598
Other assets                               23,148             25,250
                                        ----------------------------
                                        $ 393,625          $ 310,117
                                        ============================

Liabilities and stockholders' deficit
Current liabilities                     $ 113,176          $  51,939
Long-term debt                            153,750            153,000
9 7/8% Senior Subordinated Notes          130,000            130,000
Other liabilities                          14,880                599
Stockholders' deficit                     (18,181)           (25,421)
                                        ----------------------------
                                        $ 393,625          $ 310,117
                                        ============================

Summarized consolidated statements of operations information (in thousands):

                                     Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                November 27,     November 28,        November 27,    November 28,
                                    1999             1998                1999            1998
                                ------------------------------      ------------------------------
Net Sales                         $ 156,763      $ 134,679            $ 317,480        $ 250,849
Income before income taxes           16,963         15,021               14,612            9,158
Net income                           9,236           8,213                7,824            4,970

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 must first be applied in the first quarter of fiscal years that begin after June 15, 2000. FAS 133 will require Holdings to recognize all derivatives on the consolidated balance sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivatives change in fair value will immediately be recognized in earnings. Management does not believe that FAS 133 will have a significant effect on the earnings and financial position of the Company. The Company expects to adopt FAS 133 beginning in the first quarter of fiscal 2002 which begins in March 2001.

3. Financing Arrangements

Outstanding borrowings consist of the following (in thousands):

                                                      November 27,  February 27,
                                                          1999          1999
                                                      --------------------------

9 7/8% Senior Subordinated Notes due 2007 (A)          $130,000       $130,000
NationsBank and various banks Term A Loan (B)            42,600         44,875
NationsBank and various banks Term B Loan (C)            48,250         48,750
NationsBank and various banks Working Capital Loan
      Commitment (D)                                     40,444         22,682
NationsBank and various banks Acquisition Loan (E)       20,000         20,000
NationsBank and various banks Acquisition B Loan (F)     30,000         30,000
Note payable related to acquisition of Heath (G)          2,016          2,138
                                                       --------       --------
Total outstanding borrowings                            313,310        298,445
Less current portion of long-term debt                   27,544         13,307
                                                       --------       --------
Total long-term debt                                   $285,766       $285,138
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

(B) The Term A Loan is payable in quarterly installments through November 26, 2003, and accrues interest at the prime rate plus 2.00% or LIBOR plus 3.00% at the option of the Holdings. As of November 27, 1999 the interest rate was 8.75%. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. Once repaid, the Term A Loan may not be reborrowed.

(C) The Term B Loan is payable in quarterly installments through November 26, 2004, and accrues interest at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of Holdings. As of November 27, 1999 the interest rate was 9.00%. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. Once repaid, the Term B Loan may not be reborrowed.

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(D) The Working Capital Loan Commitment is payable at any time at the option of Holdings prior to November 26, 2003, and accrues interest at the prime rate plus 2.00% or LIBOR plus 3.00%, at the option of Holdings. As of November 27, 1999 $.7 million was accruing interest at a rate of 10.50% with the balance accruing interest at rates between 8.41% and 8.44%. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. Holdings can utilize letters of credit under the Working Capital Loan Commitment up to $10 million. As of November 27, 1999, letters of credit of $3,333,000 are outstanding under the Working Capital Loan Commitment. Borrowings are generally limited to specific percentages of eligible trade receivables and inventory. Holdings pays commitment fees of 1/2 of 1% per annum on the daily unutilized Working Capital Loan Commitment.

(E) The Acquisition Loan is payable in quarterly installments commencing in February 2000 and extending through November 26, 2003, and accrues interest, which is payable quarterly, at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of Holdings. As of November 27, 1999 the interest rate was 9.41%. Once repaid, the Acquisition Loan may not be reborrowed.

(F) The Acquisition B Loan is payable in quarterly installments commencing in February 2000 and extending through November 26, 2003 and accrues interest, which is payable quarterly, at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of Holdings. As of November 27, 1999 the interest rate was 9.35%. Once repaid, the Acquisition B Loan may not be reborrowed.

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

In accordance with the terms of the Credit Facility, the ability of DESA to incur additional indebtedness is limited, as defined. At November 27, 1999, DESA can incur additional indebtedness of $31.2 million.

4. Comprehensive Income

Comprehensive income consisted of the following (in thousands):

                                         Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                      November 27,  November 28,    November 27,    November 28,
                                        1999            1998           1999            1998
                                      ----------------------------------------------------------
Net income                            $ 9,236         $ 8,213        $ 7,824         $ 4,970
Net change in foreign currency
      translation adjustment             (425)            131           (727)           (406)
                                      -------         -------        -------         -------
Comprehensive income                  $ 8,811         $ 8,344        $ 7,097         $ 4,564
                                      =======         =======        =======         =======


As of November 27, 1999 and November 28, 1998 the cumulative other comprehensive loss consisted solely of the Company's foreign currency translation adjustment.

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

Identifiable assets are those assets of the Company that are identified with the operations in each product segment. Corporate assets include primarily cash, deferred income taxes and deferred financing costs. Operating results and other financial data for the two business segments for the periods ended November 27, 1999 and November 28, 1998 are presented below (in thousands):

                                           Zone Heating      Specialty          General
                                             Products         Products         Corporate          Total
                                          ---------------------------------------------------------------
Thirteen weeks ended November 27, 1999
Net sales                                   $104,275         $ 52,488               --          $156,763
Operating profit (loss)                       19,161            6,863         $ (1,472)           24,552
Depreciation and amortization                  2,069              478              419             2,966
Identifiable assets                          176,370           96,496           13,792           286,658
Capital expenditures                             190              231               --               421

Thirteen weeks ended November 28, 1998
Net sales                                     95,852           38,827               --           134,679
Operating profit (loss)                       17,776            6,047           (1,243)           22,580
Depreciation and amortization                  2,113              432              466             3,011
Identifiable assets                          153,978           93,345           17,047           264,370
Capital expenditures                             568              268                3               839


                                           Zone Heating      Specialty          General
                                             Products         Products         Corporate          Total
                                          ---------------------------------------------------------------
Thirty-nine weeks ended November 27, 1999
Net sales                                   $175,143         $142,337               --          $317,480
Operating profit (loss)                       22,943           16,836         $ (3,616)           36,163
Depreciation and amortization                  4,927            2,080            1,238             8,245
Identifiable assets                          176,370           96,496           13,792           286,658
Capital expenditures                           1,945            1,096               28             3,069

Thirty-nine weeks ended November 28, 1998
Net sales                                    148,000          102,849               --           250,849
Operating profit (loss)                       20,819           12,381           (3,246)           29,954
Depreciation and amortization                  3,891            1,358            1,219             6,468
Identifiable assets                          153,978           93,345           17,047           264,370
Capital expenditures                           3,059              517               69             3,645


                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


6.       Prior Period Acquisitions

On August 19,  1998,  the  Company  consummated  two  acquisitions.  The Company acquired by merger Fireplace Manufacturers, Inc. ("FMI") for a net cash purchase price of $25,805,000. The purchase price includes non-compete agreements with certain executives of FMI covering a three year period for aggregate payments of $3,050,000. The Company also acquired certain of the assets of Universal Heating, Inc. ("UHI") through Desa U. S. Inc., which then merged into DESA, for a cash purchase price of $12,634,000, including non-compete payments of $1,998,000. The Company financed the two acquisitions through borrowings of $26,363,500 under the Credit Facility (Term Loan B) and the issuance of Common Stock for $12,075,500.

The Company accounted for such acquisition using the purchase method. The following summarizes the fair value of the assets acquired and liabilities assumed at August 19, 1998 for the two acquisitions (in thousands):

               Current assets                  $  4,450
               Property, plant and equipment      1,201
               Other assets                      15,734
               Goodwill                          34,234
               Current liabilities               (3,060)
               Long Term liabilities            (14,120)
                                               --------
                                               $ 38,439

                            DESA HOLDINGS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This quarterly report on Form 10-Q of Desa Holdings Corporation (the "Company"), which includes its consolidated subsidiaries unless the context indicates otherwise, contains statements that constitute forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this report and include statements regarding the strategies, plans, beliefs or current expectations of the Company and its management and other statements that are not historical facts. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those set forth in such forward looking statements as a result of various factors. Such factors include, but are not limited to, the Company's vulnerability to adverse general economic and industry conditions because of its leverage, the Company's ability to obtain future financing on acceptable terms, the Company's ability to integrate acquired companies and to complete acquisitions on satisfactory terms, the demand and price for the Company's products relative to production costs, the seasonality of the Company's business and uncertainties regarding the resolution of Year 2000 problems. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect errors or circumstances that occur after the date hereof.

The following discussion of the Company's results of operations and financial condition for the thirteen and thirty-nine week periods ended November 27, 1999 and November 28, 1998, should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as for the fiscal year ended February 27, 1999, included in the Company's Annual Report on Form 10-K.

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

Results of Operations

Thirteen Week Period Ended November 27, 1999, Compared to the Thirteen Week Period Ended November 28, 1998

Net sales. Net sales in the thirteen weeks ended November 27, 1999, ("third quarter 2000") were $156.8 million, an increase of 16% or $22.1 million compared to the thirteen weeks ended November 28, 1998 ("third quarter 1999"). Zone heating products had net sales of $104.3 million in third quarter 2000, an increase of 9% or $8.4 million from the third quarter 1999. This increase is primarily due to increased outdoor heating and hearth product sales volumes.

Specialty products had net sales of $52.5 million in the third quarter 2000, an increase of 35% or $13.7 million over third quarter 1999, due to an increased market demand for generators related to the concern of year 2000 computer problems.

Cost of Sales. Cost of sales for third quarter 2000 of $101.0 million, an increase of $13.9 million or 16% from third quarter 1999, was attributable to the higher net sales for the period. Cost of sales was 64.4% of net sales in third quarter 2000 compared to 64.6% for third quarter 1999.

Selling, General and Administrative Expenses. For third quarter 2000, selling, general and administrative expenses were $31.2 million, an increase of $6.2 million or 25% from third quarter 1999 and are primarily attributable to the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 20% for third quarter 2000 compared to 19% in third quarter 1999. The change is the result of increased customer sales program costs and increased shipping costs due to start-up inefficiencies related to a new distribution center for heating products.

Operating Profit. Operating profit was $24.6 million for third quarter 2000 compared to an operating profit of $22.6 million for third quarter 1999, an improvement of $2.0 million or 9%. Operating profit attributable to zone heating products was $19.2 million for third quarter 2000, an increase of $1.4 million or 8% from third quarter 1999. This is a result of the increased sales and higher factory overhead absorption offset by higher shipping costs and selling costs associated with the sales increase. Specialty products operating profit was $6.9 million for the third quarter 2000, an increase of $.8 million or 14% over third quarter 1999. This increase is attributable to the higher level of specialty products sales and their related contribution margins.

EBITDA. EBITDA for the third quarter 2000 was $27.5 million, an increase of $1.9 million or 8% from third quarter 1999. EBITDA is defined as income before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles.

Interest Expense. Interest expense for third quarter 2000 was $7.6 million, the same as third quarter 1999. The comparable level is a result of slightly lower levels of borrowing and offset by increased interest rates in conjunction with Amendment and Waiver No. 4 made to the Credit Facility on May 25, 1999.

Income Tax. The income tax rate was 46% for third quarter 2000 and is comparable to the third quarter 1999 rate of 45%.

Net Income. Net income was $9.2 million for third quarter 2000 compared to net income of $8.2 million for third quarter 1999, an improvement of $1.0 million. This improvement is attributable to higher sales volume in both zone heating and specialty products.

Thirty-nine Week Period Ended November 27, 1999, Compared to the Thirty-nine Week Period Ended November 28, 1998

Net sales. Net sales in the thirty-nine weeks ended November 27, 1999, ("year to date 2000") were $317.5 million, an increase of 27% or $66.6 million compared to the thirty-nine weeks ended November 28, 1998 ("year to date 1999"). Zone heating products had net sales of $175.1 million in year to date 2000, an increase of 18% or $27.1 million from the year to date 1999. This increase is primarily due to the acquisition of Fireplace Manufacturers, Inc. ("FMI"), increased outdoor heating and fireplace product demand.

Specialty products had net sales of $142.3 million in year to date 2000, an increase of 38% or $39.5 million over year to date 1999, due to an increased market demand for generators related to the fear of year 2000 computer problems partially offset by a decrease in demand for specialty products due to higher customer inventory levels.

Cost of Sales. For year to date 2000, cost of sales was $210.8 million, an increase of $43.8 million or 26% from year to date 1999, attributable to the higher net sales for the period. Cost of sales was 66% of net sales in year to date 2000 compared to 67% for year to date 1999. This decrease is because of lower manufacturing overhead per unit of zone heating products, primarily resulting from higher year to date production levels and cost reduction programs this year compared to a year ago.

Selling, General and Administrative Expenses. For year to date 2000, selling, general and administrative expenses were $70.5 million, an increase of $16.6 million or 31% from year to date 1999, and are primarily attributable to the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 22% for year to date 2000 compared to 22% in year to date 1999. This comparable level, as a percentage of net sales, is associated with proportional increases in selling expenses and increased volume, which absorbed more of the fixed expenses in the engineering and administration areas. The volume related improvements are offset by inefficiencies encountered with the set-up of a new distribution facility for zone heating products.

Operating Profit. Operating profit was $36.2 million for year to date 2000 compared to $30.0 million for year to date 1999, an improvement of $6.2 million or 21%. Operating profit attributable to zone heating products was $22.9 million for year to date 2000, an increase of $2.1 million from year to date 1999. This is a result of the increased sales and higher factory overhead absorption offset by higher selling costs and shipping costs associated with the sales increase. Specialty products operating profit was $16.8 million for year to date 2000, an increase of $4.5 million or 36% over year to date 1999. This increase is attributable to increased sales of specialty products and their related contribution margins.

EBITDA. EBITDA for year to date 2000 was $44.4 million, an increase of $8.0 million or 22% over year to date 1999 of $36.4 million. EBITDA is defined as income before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles.

Interest Expense. Interest expense for year to date 2000 was $21.6 million, an increase of $.8 million or 4% compared to year to date 1999. The increase is associated with higher levels of borrowing and increased interest rates in conjunction with Amendment and Waiver No. 4 made to the Credit Facility on May 25, 1999.

Income Tax. The income tax rate was 46% for year to date 2000 is comparable to the rate for year to date 1999 of 46%.

Net Income. Net income was $7.8 million for year to date 2000 compared to $5.0 million for year to date 1999, an improvement of $2.8 million or 57%. This improvement is primarily attributable to higher sales volume in both zone heating and specialty products.

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

Net cash used in operating activities for the year to date 2000 was $10.7 million compared to net cash used of $27.8 million for the year to date 1999. This decrease in cash used of $17.1 million reflects the higher accrued liabilities balance of $29.9 million, compared to $10.7 million in year to date 1999, offset by a higher inventory balance of $60.6 million, compared to $45.3 million in year to date 1999.

Net cash used in investing activities was $3.8 million for the year to date 2000, compared to $44.1 million for the year to date 1999. This lower cash used for investing activities reflects the acquisition of FMI and Universal Heating, Inc. ("UHI") in 1999. Net cash provided by financing activities for the year to date 2000 was $14.1 million, compared to $71.7 million for the year to date 1999. The difference reflects a decrease in the working capital loan utilization of $14.9 million, the prior year's issuance of Common Stock of $12.1 million, and bank loans associated with the acquisitions of UHI and FMI of $30.0 million.

The Credit Facility provides for commitments in an aggregate amount of up to $215.9 million. Borrowings outstanding under the Credit Facility were $181.3 million on November 27, 1999. Outstanding letters of credit and foreign currency contracts established to facilitate merchandise purchases were $3.3 million and $5.1 million, respectively, on November 27, 1999. The Company had the ability to incur additional indebtedness of $31.2 million at November 27, 1999 under the Credit Facility. The Company is in compliance with all its covenants under the Credit Facility.

The Company expects that capital expenditures during fiscal 2000 will be approximately $5.5 million. Capital expenditures are expected to be funded from internally generated cash flows and by borrowings under the Credit Facility.

Management believes that cash flow from operations and availability under the Credit Facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. Additionally, the Company reviews potential acquisitions and relationships from time to time and may be required to seek additional debt to fund any acquisition. The Credit facility requires a Clean-Up Period, as defined, under the Working Capital Loan Commitment, for a period of 30 consecutive days occurring between January 1 and May 30 in each calendar year commencing January 1, 1998. During the Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and Swing Line loan advances outstanding shall not exceed $30,000,000 for any Clean-Up Period. As of November 27, 1999, approximately $10.4 million of working capital borrowings have been classified as current as a result of the Clean-Up requirement. Such amount may be reborrowed after compliance of the Clean-Up Period. The Company's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, make desired acquisitions, finance indebtedness and remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Year 2000

The Company is currently reviewing its computer and operational systems to identify and determine the extent to which any such systems have experienced potential errors and failures as a result of the "Year 2000" problem. As of the date of this filing, January 11, 2000, the Company has not experienced any significant business disruptions as a result of the Year 2000 problem either directly because of it's own computer systems or indirectly because of it's suppliers or customers. However, there can be no assurance that the Company will not be affected by Year 2000 problems that have not yet occurred. The Company will continue to monitor the issue and work to resolve any issues that may arise.

The Year 2000 problem is a result of computer programs being written using two digits, rather than four digits, to identify years. The Year 2000 presented several potential risks to the Company (i) that the Company's internal systems may not have functioned properly, (ii) that suppliers computer systems may not have functioned properly and, consequently, deliveries of required parts would have been delayed, (iii) that customers' computer systems may not have functioned properly and, consequently, orders or payments for the Company's products may have been delayed, and (iv) that the Company's bank's computer systems could have malfunctioned, disrupting the Company's orderly posting of deposits, funds transfers and payments. The occurrence of any one or more of these events could have had a material adverse effect on the Company's financial condition and results of operations.

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

Interest Rate Risk

The Company's interest rate risk management objective is to limit the impact of interest rate changes on its earnings and cash flow and to lower its overall borrowing cost. To achieve its objectives, the Company regularly evaluates the amount of its variable rate debt as a percentage of its aggregate debt. The Company manages its exposure to interest rate fluctuations in its variable rate debt through interest rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest without the exchange of the underlying principal amounts. In fiscal 1999, the Company entered into interest rate swap agreements with Nations Bank to manage its exposure to interest rate fluctuations. The interest rate swap agreements provide for payment by the Company of fixed rates of interest based on three month LIBOR (4.75% at November 27, 1999). Notional principal amounts of these agreements total $125 million, of which $75 million terminated in November 1999 and $50 million terminates in August 2001. The agreements terminating in August 2001 may be canceled at the option of Nations Bank in February 2000. The notional amounts are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. Net proceeds to the Company of $420,193 were recorded as adjustments to interest expense in year to date 2000.

The following table summarizes the carrying amounts and estimated fair values the Company's remaining financial instruments at February 27, 1999 and February 28, 1998 (bracketed amount represents an asset):

                                   November 27, 1999       February 27, 1999
                                 Carrying   Fair Value   Carrying   Fair Value
                                  Amount                  Amount
                                                (in thousands)
Bank debt                       $ 181,294   $ 181,294    $ 166,307   $ 166,307
Senior subordinated notes         130,000      91,000      130,000     102,700
Note payable                        2,016       2,016        2,138       2,138
Interest rate swap agreements          --        (319)          --        (438)

Based on the average outstanding amount of variable rate indebtedness of the Company in FY 2000 a one percentage point change in the interest rates for the Company's variable rate debt would have impacted the Company's year to date 2000 interest expense by an aggregate of approximately $1.4 million, after giving effect to the Company's interest rate swap agreements.

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

PART II           Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10 Employment agreement, dated as of November 10, 1999 between the Company and W. Michael Clevy

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

The Company filed a report on Form 8-K dated November 15, 1999  reporting  under item 5 the resignation of its Chief Executive Officer and President and election of a replacement therefore. On the same report, the Company also reported the resignation of its Chief Operating Officer and the election of a Chief Financial Officer. The Company filed no other reports on Form 8-K during the period for which this report is made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DESA HOLDINGS CORPORATION

                           By:

Dated:  January 11, 2000   /s/ Stephen L. Clanton
                           Stephen L. Clanton
                           Chief Financial Officer
                           (Principal Financial Officer)

Dated:  January 11, 2000   /s/ Edward G. Patrick
                           Edward G. Patrick
                           Vice President of Finance and Treasurer

Dated:  January 11, 2000   /s/ Scott M. Nehm
                           Scott M. Nehm
                           Vice President and Controller
                           (Chief Accounting Officer)