Form 10-K405
period 2000-02-26
DESA HOLDINGS CORP
filed 2000-05-26
CIK 1051362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended February 26, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from ______ to ______

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

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 19, 2000, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $12,770,927.

Number of shares of the registrant's Common Stock at May 19, 2000: 16,217,537

Number of shares of the  registrant's  Nonvoting  Common  Stock at May 19, 2000:
90,604

                            DESA HOLDINGS CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                                Table of Contents

PART I

Item 1.             Business                                                                                        2
Item 2.             Properties                                                                                     12
Item 3.             Legal Proceedings                                                                              13
Item 4.             Submission of Matters to a Vote of Security Holders                                            13

PART II

Item 5.             Market for the Registrant's Common Stock and Related Stockholder Matters                       13
Item 6.             Selected Consolidated Financial and Operating Information                                      13
Item 7.             Management's Discussion and Analysis of Financial Condition and Results of Operations          15
Item 7A.            Quantitative and Qualitative Disclosure About Market Risk                                      21
Item 8.             Financial Statements and Supplementary Data                                                    23
Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           23

PART III

Item 10.            Directors and Executive Officers of the Registrant                                             23
Item 11.            Executive Compensation                                                                         25
Item 12.            Security Ownership of Certain Beneficial Owners and Management                                 29
Item 13.            Certain Relationships and Related Transactions                                                 31

PART IV

Item 14.            Exhibits, Financial Statement Schedules and Reports on Form 8-K                                31

SUPPLEMENTAL  INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

SIGNATURES

CERTAIN IMPORTANT FACTORS This Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding the strategies, beliefs or current expectations of Desa Holdings Corporation (with its consolidated subsidiaries, "DESA", "Holdings" or the "Company") and its management. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, which could cause actual results to differ materially from those in the forward looking statements. Such factors include but are not limited to the Company's vulnerability to adverse general economic and industry conditions because of its leverage, the Company's ability to obtain future financing on acceptable terms, the Company's ability to integrate acquired companies and to complete acquisitions on satisfactory terms, the demand and price for the Company's products relative to production costs, and the seasonality of the Company's business. The accompanying information contained in this Annual Report on Form 10-K, including under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies other important factors that could cause such differences. The Company undertakes no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



PART I

Item 1. Business.

(a)  GENERAL DEVELOPMENTS OF THE BUSINESS

DESA Holdings Corporation was incorporated under the laws of the State of Delaware in 1993 and through its consolidated subsidiaries, is a leading designer, manufacturer and marketer of zone heating/home comfort products and specialty products in the United States. DESA has developed leading market positions in (i) vent-free indoor heaters, (ii) vent-free hearth products, (iii) outdoor heaters, (iv) consumer powder-actuated fastening systems, (v) electric chain saws, (vi) motion sensor lighting and (vii) doorbells.

The Company sells its products through multiple consumer and commercial channels of distribution including the leading home centers, mass merchants, warehouse clubs, hardware cooperatives, specialty heating distributors, construction and industrial equipment dealers, farm supply outlets and natural gas utilities under brand names well recognized by its customers. The Company's strategy is to aggressively target the fastest growing retailers/distributors in each channel and service these customers through a multi-brand approach to capture the largest possible share of a given product market. In addition, the Company places a high emphasis on new product development and product line extensions.

In November / December 1999, DESA hired a new executive management team with extensive experience in the heating appliance industry. This team is replacing the former Chief Executive Officer and Chief Operating Officer who resigned in November 1999, effective April 2000. As a result, DESA will reorganize in fiscal 2001 into three divisions, zone heating, specialty products and international. The executive team consists of W. Michael Clevy (President and Chief Executive Officer), Stephen L. Clanton (Chief Financial Officer), David B. Schumacher (President - Zone Heating Division), James R. Wiese (President - Specialty Products Division) and Augusto H. Millan (President - International Division).

On April 3, 2000, DESA acquired the assets of Trine Products Company ("Trine") located in Bronx, New York for consideration of $11,097,000. Trine's annual sales for their most recent year-end (June 30, 1999) were approximately $25 million. Trine produces a complete line of door chimes, and accessories for residential and commercial applications. Trine products are sold through mass merchants, home centers, retail chains and hardware cooperatives.

(b) FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The Company operates in two reportable business segments, zone heating products and specialty products. For additional information about the segments, see Note 13 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

(c)  NARRATIVE DESCRIPTION OF THE BUSINESS

PRODUCTS

Zone Heating Products (56% of Fiscal 2000 Net Sales)

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

o Outdoor heating appliances: Outdoor heating products consist of portable units which generate heat by either using a fan to discharge heated air to a specific area (forced air heaters) or emitting heat throughout the surrounding area without the assistance of a fan (convection heaters). Forced air heaters are fueled by kerosene, propane or natural gas, while convection heaters are fueled only with propane or natural gas. Outdoor heaters are used in both residential and commercial applications. Residential applications include heating otherwise unheated garages, workshops and outdoor work areas. Commercial applications include heating factories, warehouses, construction sites and agricultural areas.

Specialty Products (44% of Fiscal 2000 Net Sales)

DESA's specialty products business includes powder-actuated fastening systems (tools and accessories) used to fasten wood to concrete or steel, stapling/rivet tools and electrical products such as chain saws, portable generators and home security products. These products are marketed under well-known brand names such as Remington(R), Master(R), Powerfast(R) and Heath/Zenith(R).

STRATEGY

DESA's objective is to continue to leverage its competitive strengths to increase revenues and EBITDA (as hereinafter defined). In addition, the Company believes there are significant opportunities to enhance its overall market and competitive position as follows:

Implementation of Lean Enterprise processes. DESA has committed to implement Lean Enterprise processes throughout its organization. Lean Enterprise processes focus on improving the value the Company provides to its customers, the value stream that creates customer driven performance, manufacturing flow from raw materials to delivered goods, demand pull approach to manufacturing and improved overall product quality. DESA expects to realize benefits from lower manufacturing and overhead costs, reduced lead times, reduced inventory levels and improved product quality and customer service.

Continue Aggressive Growth through DESA's Primary Distribution Channels and Customers. DESA's distribution strategy is twofold: (i) establish breadth across distribution channels; and (ii) achieve depth within each channel by fostering and enhancing relationships with some of the most rapidly growing retailers in such channel (such as Home Depot and Lowe's in the home center channel and Wal-Mart and Sears in the mass merchant channel). While DESA has managed to gain access to multiple channels of distribution, significant opportunities remain to sell the Company's full product line through each of these customers.

Penetrate New Distribution Channels. Although DESA currently sells its products through a broad distribution network, the Company believes there are opportunities to increase the penetration in some of the Company's newer channels such as plumbing supply outlets, building supply distributors, HVAC distributors, building contractors and fireplace specialty stores. Management believes that these newer channels represent attractive markets across the United States.

Capitalize on Favorable Trends for Gas Products. Management believes that there is an increasing homeowner preference for gas which represents a significant growth opportunity for DESA as all of its indoor heating products are fueled by natural or propane gas. Additionally, by focusing on vent-free gas products, which have lower installation costs and provide increased fuel efficiency compared to vented products, the Company is well positioned to benefit from the fastest growing segments of the zone heating market.

Increase Penetration of International Markets. Similar to the trend in the United States, the global do-it-yourself ("DIY") markets are experiencing attractive growth rates. Four of the ten largest home improvement retailers in the world are based outside of the United States. However, international sales comprised only 5% of DESA's total sales in fiscal 2000. The Company is accelerating development of products suitable for international markets.

Make Strategic Acquisitions. The Company intends to seek selective acquisitions where it can expand its existing product portfolio, utilize its diversified distribution channels and achieve operational synergies. Over the last five years, 58% of the Company's sales growth has come through acquisitions. Management believes that the markets in which it operates are highly fragmented and there are numerous manufacturers of complementary products that would make attractive acquisition candidates.

PRODUCTS AND MARKETS

DESA is the leader in a number of markets where its quality manufacturing and innovative product design have resulted in a strong competitive position. The Company's products are sold for both consumer and commercial use utilizing multiple distribution channels and a variety of brand names. The Company currently serves markets for zone heating products and specialty products. Approximately 95% of the Company's 2000 sales were domestic and 5% of sales were international.

Zone Heating

Market Overview

The zone heating market includes a broad range of products that are used to heat limited areas as distinguished from central heating systems that are used to heat entire buildings. The zone heating market is currently estimated to be approximately $1.0 billion in size, with hearth products

(i.e., vented gas hearth, vent-free gas hearth, wood fireplaces, wood stoves/inserts, pellet stoves/inserts) accounting for more than half of the total market; indoor gas heaters, outdoor heaters, and accessories comprise the remainder of this segment.

Market Outlook

DESA's strong market position in the vent-free segment provides a solid foundation for further growth of the Company's business and expansion into other categories (e.g. vented gas hearth) as a result of the following factors:

Benefits of low-cost zone heating. Over the past decade, zone heating products have become increasingly popular because: (i) propane and natural gas are significantly cheaper on a BTU basis than electricity, (ii) consumers have become aware of the cost advantage of zone heating versus central heating and
(iii) fireplaces are being used as both heating sources and decorative home furnishing. This growing preference for gas represents a growth opportunity for DESA as almost all of its indoor heating products are fueled by natural or propane gas. Management believes the market is under-penetrated. Gas hearth shipments have been growing at a rate in excess of 30% per year for the past five years. Management estimates that there are over 27 million homes have been plumbed for gas and have a fireplace, providing an opportunity for gas log sales. In addition, an estimated 36 million homes are plumbed for gas but do not have a fireplace, representing a significant opportunity for the installation of vent-free fireplaces and logs.

Increased home center/hardware channel participation. Management estimates that consumer awareness of gas logs and gas fireplaces is currently only 67% and 20%, respectively. Awareness of zone heating and hearth products is expected to increase as these products gain wider distribution in home centers and hardware stores. The potential for home improvement sales, through retrofitting or adding a new fireplace, represents a meaningful market opportunity for hearth products. DESA, with its strong home center and hardware co-op channel relationships and portfolio of zone heating products, is well-positioned to capitalize on this trend.

Favorable Regulatory Development. A positive development for vent-free indoor heating products (heaters, gas logs, fireplaces, stoves) involves the easing of state restrictions regarding the sale and use of these products. As of last year, 47 of the 50 states in the United States permitted the sale and use of vent-free indoor heating products. This is up from 43 states in the previous year, following the trend towards an easing of restrictions by state governments.

Indoor Heating Products

DESA's indoor zone heating products consist primarily of three product categories: (i) vent-free natural gas and propane-fueled residential space heaters; (ii) hearth products, including vent-free gas fireplaces and logs; and
(iii) direct vent products under the FMI (as hereinafter defined) brand.

Indoor Vent-Free Heaters. The Company's space heaters are generally wall-mounted and provide heat to the surrounding area. Residential space heaters come in either vented or vent-free versions. Vented heaters require a discharging of emissions outside of the dwelling, while vent-free heaters utilize a more efficient burner system that avoids the need for outside venting. Vent-free heaters are generally smaller and more physically attractive than their vented counterparts. DESA has been the market leader in vent-free gas heaters since 1983. Historically, DESA has focused on vent-free models.

The Company offers seven sizes and forty-six models of vent-free gas heaters ranging in output from 5,000 to 30,000 BTU/hour for use with natural gas or liquefied propane. Key applications of these products include use in family rooms, dens, kitchens and commercial offices. DESA's indoor vent-free heaters are sold at retail prices that are significantly lower than vented gas heaters.

Heaters are classified into two different types: infrared and blue flame. Infrared models employ ceramic plaque burners that glow red-orange while in use and they produce radiant heat that warms people or objects in the room. Blue flame models have a stainless steel burner hidden behind a darkened glass front. When burning, a line of blue flame is visible across the width of the heater. These models produce convection heat that warms the air and distributes the heat throughout the room. Both infrared and blue flame models are available with either manual or thermostatic control and with piezo ignition.

The Company has developed patented technology for its line of thermostatic infrared models, known as Infra-Stat, which management believes provides superior features versus competitors' offerings. DESA's heaters incorporate a proprietary feature of two separate controls to regulate both the heat output and the thermostatic operation. Enhanced blue-flame models are available for heavy-duty garage and workshop applications. Optional accessories such as floor bases and fan accessories are also available.

Vent-Free Hearth Products. In 1993, DESA pioneered the introduction of vent-free gas technology to hearth products with the introduction of a heat efficient vent-free decorative gas log. Vent-free gas logs have provided DESA with a new product growth opportunity. Vent-free represents an advancement in decorative gas log technology and, more importantly, has allowed the Company to establish a presence in the fast-growing hearth products market.

Vent-free gas logs are aesthetically attractive and an economical source of heat since none of the heat generated is lost through an open vent. Historically, decorative gas logs have required venting (i.e., an open chimney damper) and were used primarily by individuals who enjoyed the ambiance of a fireplace but wanted to avoid the trouble and inconvenience associated with burning wood. DESA's vent-free logs utilize an efficient burner system similar to vent-free heaters, and are thus less expensive to install and operate than their vented counterparts.

This development was followed by combining the technology of blue flame heaters and gas logs to create an aesthetically pleasing Mini-Hearth gas heater. The Mini-Hearth utilizes a blue flame heater cabinet and burner to which a decorative fibrous ceramic log has been added. A wooden mantle is placed around the heater to create a fireplace effect. While the Mini-Hearth was designed to be used as a zone heater rather than as a replacement for a formal fireplace, the improved appearance has generated sales to customers who might not have otherwise purchased a gas zone heater.

DESA introduced a vent-free free-standing gas fireplace with logs and a full sized mantle which is marketed as a traditional fireplace. DESA's vent-free fireplace does not require venting and may be placed against any wall without structural renovations. Traditional fireplace boxes must be mounted into an outside wall to facilitate venting, requiring significant structural modifications to an existing home. Furthermore, vent-free fireplace installation costs are highly attractive relative to wood fireplaces (masonry and manufactured), which cost an average of two to three times the cost of a vent-free fireplace, including installation.

The Company's vent-free gas logs are offered in three sizes and thirty-six models while vent-free gas fireplaces are offered in ten models and mini-hearth products in six models.

Direct Vent Products. In August 1998, DESA acquired Fireplace Manufacturers Inc. ("FMI"), a manufacturer of direct vent gas fireplaces and gas logs, as well as wood burning metal fireplaces. FMI is located in Santa Ana, California.

With the acquisition of FMI, DESA is now competing in the vented hearth market, which has annual sales in the United States of approximately $400 million. DESA currently intends to take advantage of its position as a market leader in vent free products as it competes in the vented hearth market.

Outdoor Heating Products

DESA's line of outdoor heating products consists of portable units which generate heat by either using a fan to discharge heated air to a specific area (forced air heaters) or emitting heat throughout the surrounding area without the assistance of a fan (convection heaters). Forced air heaters are fueled by either kerosene, propane or natural gas, while convection heaters are fueled only with propane or natural gas. Outdoor heaters are used in both residential and commercial applications. Residential applications include heating garages and workshops. Commercial applications include heating factories, warehouses, construction sites and agricultural areas.

Specialty Products

DESA's specialty products category consists of (i) home security products, (ii) specialty fastening systems (i.e., powder-actuated tools and staple guns), and
(iii) electrical products (i.e., chain saws and electric generators). These products are sold to both DIY and commercial customers. The specialty product category represents 44% of the Company's sales which have grown at a 36% compound annual growth rate ("CAGR") from fiscal 1995 to fiscal 2000.

Home Security

The Company's home security products, marketed under the Heath/Zenith brand, are comprised of three primary product lines: Motion Sensor Security Lighting, Motion Sensor Decorative Lighting, and Wireless Doorbells.

Motion Sensor Security Lighting. Within its motion sensor security lighting product line, Heath/Zenith offers approximately 58 stock keeping units ("SKUs") representing a variety of security lighting products which appeal to various segments of the DIY market. Heath/Zenith's primary focus is to de-emphasize promotional products and to emphasize its high quality, high margin products that are made with metal fixtures and hoods, and which contain such value-added features as Pulse Count, Dual BriteTM, and 270(degree) activation capability.

Market Overview. The estimated $200 million North American residential outdoor security lighting industry market is segmented into three categories: (i) motion sensor security lighting, (ii) photocell (darkness activated) security lighting, and (iii) standard (switch activated) security lighting. The motion sensor security lighting segment has been the primary growth segment in the industry, growing at a CAGR that the Company believes to be approximately 15% over the last five years. Since the introduction of motion sensor security lighting, the product has established itself as an easy to install, reliable, low-cost security product. As a result, motion sensor products have steadily captured market share from standard and photocell lighting as those traditional products are less effective crime deterrents and more expensive and less convenient to operate.

Motion Sensor Decorative Lighting. There are approximately 38 SKUs in the motion sensor decorative lighting products category. Heath/Zenith's motion sensor decorative lighting products were introduced in 1992 as part of management's strategy to move consumers to higher price point products. Included in this product line are coach lanterns, cast aluminum lanterns, brass lanterns and post lanterns.

Market Overview. Management believes the North American residential outdoor decorative lighting industry to be approximately $400 million. The market is primarily driven by the home improvement and remodeling industry. As a result, the overall retail outdoor decorative lighting industry has benefited from the expansion in the home improvement industry and DIY retail channel. Historically, the decorative lighting market was dominated by standard (switch activated) lighting products. However, as customers become more aware of the benefits of motion sensor lighting products such as energy efficiency, crime deterrence, and convenience, they are requiring motion sensor capabilities in their outdoor lighting products.

Wireless Doorbells. Management believes Heath/Zenith's wireless doorbell products are positioned to take advantage of an underserved market. Heath/Zenith has become the market leader in the wireless doorbell industry by offering a diverse line of products and, most importantly, by differentiating its product with a proprietary sound chip.

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

Specialty Fastening Systems Products

Powder-actuated tools utilize a powder load to drive nails for fastening wood to concrete or steel. The charge is activated using either a trigger on the tool or by striking the tool with a hammer. The energy discharged propels a piston inside the tool which in turn drives the nail. DESA sells two powder-actuated tools targeted at the DIY market and six tools targeted at the commercial market. There are two consumer models and six commercial models. Sales of powder loads and nail accessories account for over 50% of this product category's revenues.

Market Overview. The total domestic powder-actuated tool market in which DESA competes is approximately $90 million, consisting of $60 million in the commercial market and $30 million in the DIY market. In fiscal 1999, DESA had a market share of 88% in the DIY segment. The staple gun and related accessories market size is approximately $110 million of which DESA has a modest market share.

Electrical Products

DESA assembles and markets a line of electric chain saws that are used primarily by homeowners for light-duty pruning and trimming. The Company offers several models including an extended reach polesaw.

DESA traditionally maintains a modest presence in the portable electric generator market. Approximately 39% of the Company's generator sales are made to W.W. Grainger who offers this product line to end-users through its equipment catalog and industrial supply outlets.

Market Overview. The domestic electric chain saw market is approximately $40 million in size, and DESA is the market leader with a 54% share. The electric chain saw market is mature and industry volume has been reasonably stable over the past five years.


International

In fiscal 2000, $19.5 million or 5% of DESA's gross sales were generated in international markets such as Canada, Europe and the Far East. Although the global markets have not traditionally been an area of DESA's focus, the Company believes that the international category represents a significant opportunity for increased sales in the future. International markets have the potential to surpass the home improvement market in the United States.

DESA's strategy for the international markets has been to export customized versions of its products to accommodate local electrical requirements, government regulation and user preferences for its exported products. DESA utilizes local distributors in each country to sell its products, typically relying on more than one distributor in each country.

Sales, Marketing and Distribution

Sales. DESA has organized its domestic sales force by channels of distribution and product categories in order to optimize the effectiveness of its selling efforts. DESA management believes that such a structure enhances the Company's relationships with key channel participants by (i) enabling the sales force to develop specific customer insights regarding specialized needs and (ii) creating a sense of partnership through customized attention and focus.

  DESA Sales           Channel of Distribution         Products Marketed                Approximate
 Organization                                                                         Number of Sales
                                                                                      Representatives
-------------------------------------------------------------------------------------------------------
General Consumer           Mass Merchants               Indoor Heating                      120
                           Hardware Co-ops              Hearth Products
                           Home Centers                 Outdoor Heating
                           Warehouse Stores
                           Catalog Showrooms
                           Agricultural Supply

Specialty Heating          Utilities                    Indoor Heating                     40-50
                           Propane Marketers            Hearth Products
                           Specialty Distributors
                           Appliance Distributors

Construction               Equipment Distributors       Outdoor Heating                    50-60
                           Equipment Renters            Generators

Specialty Products         Mass Merchants               Specialty Fastening Systems         100
                           Hardware Co-ops              Electrical Products
                           Home Centers Warehouse       Home Security
                           Stores
                           Catalog Showrooms
                           Agricultural Supply


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

Distribution. The Company's significant customers include all of the major home center accounts. The Company's consumer channels, which include home centers, mass merchants, warehouse clubs and hardware co-ops, are the most important channel for DESA's products and were responsible for 68% of its fiscal 2000 domestic sales. Other channels, including specialty heating, farm, construction and industrial, contributed 32% of domestic sales in fiscal 2000.

Significant Customers

Significant customers include Home Depot and Lowe's, the two largest home centers in the world, who accounted for 25% and 13% of net sales in fiscal year 2000, respectively. Ace and TruServ, leaders in the hardware co-op market; Sears and Wal-Mart/Sam's, major mass merchandisers; and W.W. Grainger, a major industrial supply company are also major customers. Consistent with industry practices, the Company does not operate under a long-term written supply contract with any of its customers.

Competition

Each of the business segments in which the Company manufactures and sells products is highly competitive. Although competitive factors vary by product line, competition in all product lines is based primarily on product quality, product innovation, customer service and price. The Company also believes that a manufacturer's relationship with its distributors and principal customers is a key factor in the business segments in which the Company competes.

The Company competes with a number of manufacturers in the heating products industry. Within this industry, there are several manufacturers of gas heaters and numerous producers of gas logs, pre-engineered fireplaces and solid fuel heaters. The Company also competes with a number of manufacturers in the specialty tool industry. The Company believes that it is a market leader in the outdoor heating appliance, vent-free indoor gas heating and hearth and DIY powder-actuated fastener, doorbell and electric chain saw markets and believes that its experience, well-recognized brand names, comprehensive product offerings and strong customer relationships give it a competitive advantage with respect to these products.

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

Management Information Systems ("MIS")

DESA maintains an advanced MIS utilizing customized software for its manufacturing and engineering design. The Company also has established Customer Electronic Data Interchange for order entry by major accounts. These systems provide "real-time" information in regards to work-in-process inventory and provide detailed labor reporting to enable the Company to identify potential labor cost savings. For product development and engineering, employees utilize a state-of-the-art three dimensional CAD/CAM system.

Manufacturing

Indoor and Outdoor Heating Products. DESA's manufacturing processes include metal fabrication, painting, assembly and product testing. In general, DESA cuts, forms and coats the product housing, assembles the product using the various components such as motors, fans, electrical parts and burners, packages the final product and ships it to customers. Punch presses, welding, powder coated painting and assembly systems are mechanized with state-of-the-art equipment utilizing robotics to permit high volume output with minimum labor content.

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

Raw Materials

The Company purchases raw materials and components from a variety of vendors and generally most items are available from multiple sources. Major raw materials and components include coil steel, valves, burners, controls, paint, motors, fans, electrical parts, loads and packaging materials. Management believes that the materials used in the production of the Company's products are available at competitive prices from an adequate number of alternative suppliers and does not believe that the loss of any single supplier would have a material adverse effect on the Company's business.

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

Backlog and Warranty

The Company's backlog consists of cancelable orders and is dependent upon trends in consumer demand throughout the year. Customer order patterns vary from year to year, largely because of annual differences in consumer end-product demand, marketing strategies, overall economic conditions and weather conditions. Orders for the Company's products are generally subject to cancellation until shipment. As a result, comparison of backlog as of any date in a given year with the backlog at the same date in a prior year is not necessarily indicative of sales trends. Moreover, the Company does not believe that backlog is necessarily indicative of the Company's future results of operations or prospects. The Company's backlog of orders was approximately $16.7 million at February 26, 2000 compared to $35.0 million at February 27, 1999. The decline is primarily due to a $20.0 million decrease in generator order backlog. The increase in generator orders in fiscal 2000 was primarily driven by increased demand for generators related to concerns of year 2000 computer problems.

The Company's warranty policy is to accept returns of products with defects in materials or workmanship. The Company will also accept returns of incorrectly shipped goods where the Company has been notified on a timely basis and, in certain cases, to maintain customer good will. During fiscal years 2000 and 1999, warranty costs amounted to approximately 2.0% and 2.1%, respectively, of sales.

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


Employees

DESA's zone heating products operation is seasonal. As a result, the number of workers employed by the Company at any particular time varies. The work force is accustomed to seasonal layoffs of two to four months. In 2000, total employment averaged 1,384 with a low of 1,085 employees in February and a peak of 1,668 employees in September.

The hourly labor force in Bowling Green, Kentucky is represented by the Sheet Metal Workers International Association (AFL-CIO) under a three-year contract expiring in June 2001. The Company considers its labor relations to be good. The Manchester and Shelbyville, Tennessee and Santa Ana, California facilities are non-union plants.

The hourly labor force in Bowling Green, Kentucky is covered by a defined benefit pension plan. All other employees are covered by a defined contribution plan (401K). All workers are covered by self-insured medical plans.

Item 2.  Properties.

The principal executive offices for the Company are located at 236 Public Square, Suite 103, Franklin, Tennessee 37064, telephone: (615) 599-6501.The Bowling Green, Kentucky facility serves as the administrative services offices as well as the manufacturing site for DESA's zone heating products, both indoor and outdoor. The Company also leases warehouse space in Bowling Green, Kentucky and Manchester, Tennessee as needed. The facilities in Shelbyville, Tennessee and Santa Ana, California manufacture the hearth products sold by DESA. The manufacturing facility in Manchester, Tennessee produces the specialty tools sold by DESA. In addition to these manufacturing facilities, the Company leases sales offices and warehouse locations in Toronto, Canada, Rotterdam, Holland and Hong Kong, China.

            Location            Square Footage       Ownership               Function
-------------------------------------------------------------------------------------------------------
Franklin, Tennessee                  2,000            Leased          Corporate Headquarters

Bowling Green, Kentucky             225,000           Owned           Corporate and zone heating
                                   28 acres                           Administrative offices,
                                                                      Manufacturing, Engineering,
                                                                      Distribution

Bowling Green, Kentucky             450,000           Leased          Specialty products administrative
                                   21 acres                           offices, Distribution

Shelbyville, Tennessee              123,000           Leased          Manufacturing
                                   14 acres

Manchester, Tennessee               107,850           Leased          Manufacturing, Distribution
                                    7 acres

Toronto, Canada                      9,400            Leased          Sales offices, Distribution

Rotterdam, Holland                   5,200            Leased          Sales offices, Distribution



            Location            Square Footage       Ownership               Function
-------------------------------------------------------------------------------------------------------
Hong Kong, China                     9,100            Leased          Procurement, Distribution

Santa Ana, California               101,125           Leased          Manufacturing, Distribution


Management believes its facilities are in good condition and are adequate for its operating needs for the foreseeable future without significant modifications or capital investment.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
Matters.

There is no established public trading market for the Company's Common Stock or the Nonvoting Common Stock.

There are 81 holders of the Company's Common Stock and one holder of the Company's Nonvoting Common Stock as of May 19, 2000. The Company has not paid any dividends on any class of common equity in the last two years and is prohibited from doing so by the terms of the senior credit facility.

On February 24, 2000, the Company issued approximately 10,108 common shares to an employee of the Company in exchange for non-cash assets with a value of $65,705. The sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

Item 6.  Selected Consolidated Financial and Operating Information.

Set forth below are selected historical consolidated financial data and other historical consolidated operating data of DESA. The summary historical consolidated financial data as of February 26, 2000 and February 27, 1999 and for each of the years in the three year period ended February 26, 2000 have been derived from our audited consolidated financial statements. The summary historical consolidated financial data as of March 1, 1997 and March 2, 1996 and for the two year period ended March 1, 1997 have been derived from our audited consolidated financial statements which are not included elsewhere herein. The information presented below is qualified in its entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

                                                                       Fiscal Year
                                           -----------------------------------------------------------------
                                              2000       1999 (10)     1998(1)(9)       1997      1996(1)(2)
                                              ----       ---------     ----------       ----      ----------
                                                                  (in Thousands)
Statement of Operating Data:
Net sales(3)                               $ 393,924     $ 317,237     $ 224,169     $ 209,105     $ 186,324
Cost of sales                                262,742       213,828       145,486       130,890       116,217
                                           -----------------------------------------------------------------
Gross profit                                 131,182       103,409        78,683        78,215        70,107
Operating costs and expenses                  91,799        73,043        50,191        45,257        37,828
                                           -----------------------------------------------------------------
Operating profit                              39,383        30,366        28,492        32,958        32,279
Interest expense                              28,853        27,864        17,327        14,509         7,073
                                           -----------------------------------------------------------------
Income before provision for income taxes      10,530         2,502        11,165        18,449        25,206
Income taxes                                   5,536         1,166         5,545         7,733        10,703
                                           -----------------------------------------------------------------
Income before extraordinary item               4,994         1,336         5,620        10,716        14,503
Extraordinary item(4)                             --            --         2,308            --         2,638
                                           -----------------------------------------------------------------
Net income                                     4,994         1,336         3,312        10,716        11,865
Less dividends and accretion on
preferred stock                                2,769         2,480           607           716           853
                                           -----------------------------------------------------------------
Net income (loss) available for common
stockholders                               $   2,225     $  (1,144)    $   2,705     $  10,716     $  11,012
                                           =================================================================
Ratio of earnings to fixed charges(5)           1.3x          1.1x          1.6x          2.2x          4.0x
Other Data:
EBITDA(6)                                     49,858        38,953        33,204        37,494        36,574
EBITDA margin(7)                                12.7%         12.3%         14.8%         17.9%         19.6%
Capital expenditures                           5,529         4,462         5,475         2,770         2,122
Depreciation                                   4,425         3,589         2,456         2,432         2,332
Amortization                                   6,050         4,998         2,256         2,104         1,963
Net cash provided by operating                14,590         2,307         1,146        18,398        19,375
    activities
Net cash used in investing activities         (5,434)      (45,233)      (45,980)       (2,882)       (2,060)
Net cash provided by (used in)                (9,871)       43,012        40,590       (10,599)      (17,989)
    financing activities
Balance Sheet Data (at period end):
Cash and cash equivalents                        173           888           794         5,058           145
Working capital (deficit)(8)                  17,999        27,643        27,095        (8,566)       (1,194)
Total assets                                 229,777       203,352       155,636        91,984        85,545
Long-term debt (less current portion)        265,846       285,138       261,105       130,600       149,709
Redeemable preferred stock                    19,937        17,207        14,661            --            --
Stockholders' equity (deficit)              (150,633)     (151,938)     (162,407)      (84,754)      (95,402)
---------

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

(6)   EBITDA is defined as income  before  income  taxes plus  interest  expense and  depreciation  as well as amortization of intangibles and deferred  charges.  EBITDA is presented  because it is a widely accepted financial  indicator of a leveraged  company's ability to service and/or incur  indebtedness and because management  believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the  Company's  capital  structure or working  capital  needs.  However,  EBITDA should not be considered  as an  alternative  to net income as a measure of a company's  operating  results or to cash flows from operating activities as a measure of liquidity.  EBITDA as presented may not be comparable to similarly titled measures used by other companies,  depending upon the non-cash charges  included.  When evaluating  EBITDA,  investors  should also consider  other  factors  which may influence  operating and investing activities,  such as changes in operating assets and liabilities and purchases of property and equipment.

(7)   EBITDA margin is defined as EBITDA divided by net sales.

(8)   The Company's business is subject to a pattern of seasonal fluctuation. As such, the Company's needs for working capital tend to peak in the second and third fiscal quarters.

(9)   Includes  Heath/Zenith  data for the period from February 4, 1998 (date of  acquisition) to February 28,
      1998.

(10)  Includes  FMI and UHI (as  hereinafter  defined)  data for the  period  from  August  19,  1998 (date of acquisitions) through February 27, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion should be read in conjunction with "Selected Consolidated Financial and Operating Information" and the audited Consolidated Financial Statements of DESA and the notes thereto included elsewhere in this Annual Report.

The Company is organized into two primary product categories: (a) Zone Heating Products (56% of fiscal 2000 net sales), which includes indoor room heaters, hearth products and outdoor heaters, and (b) Specialty Products (44% of fiscal 2000 net sales), which includes powder-actuated fastening systems (tools and accessories), electrical products and home security products. The Company records sales upon shipment of products to its customers. Net sales constitute gross sales net of returns and allowances and cash discounts.

Principally due to sales of zone heating products, DESA's business is seasonal, as depicted by the following table that sets forth certain operating results of DESA for each of the four consecutive fiscal quarters in the periods ending February 26, 2000, February 27, 1999 and February 28, 1998 (dollars in thousands):


                                First     Second      Third      Fourth
                               Quarter    Quarter    Quarter     Quarter      Year
                              ------------------------------------------------------
Fiscal 2000
    Total Net Sales           $ 67,793    $ 97,924   $156,763   $ 71,444    $393,924
    Operating Profit          $    581    $ 11,030   $ 24,552   $  3,220    $ 39,383
Fiscal 1999
    Total Net Sales           $ 40,754    $ 75,416   $134,679   $ 66,388    $317,237
    Operating Profit (loss)   $ (1,372)   $  8,746   $ 22,580   $    412    $ 30,366
Fiscal 1998
    Total Net Sales           $ 24,754    $ 65,635   $103,015   $ 30,765    $224,169
    Operating Profit (Loss)   $     72    $ 12,157   $ 20,375   $ (4,112)   $ 28,492


Approximately 68% of annual sales occur in the second and third fiscal quarters (June-November) as the Company's zone heating customers place early booking orders for shipment in anticipation of the winter selling season. Approximately 49% of the Company's annual sales volume are booked in the five-month period of March through July.

Results of Operations

The following table sets forth certain income statement information for DESA for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998.

                                                              Fiscal Year Ended
                              -------------------------------------------------------------------------------

                                           Percentage                Percentage                    Percentage
                                 2000     of Net Sales    1999      of Net Sales       1998       of Net Sales
                              --------------------------------------------------------------------------------
Net sales                     $393,924       100.0%     $317,237       100.0%       $224,169         100.0%
Cost of sales                  262,742        66.7%      213,828        67.4%        145,486          64.9%
                              -----------------------------------------------------------------------------
Gross profit                   131,182        33.3%      103,409        32.6%         78,683          35.1%
Operating costs and             91,799        23.3%       73,043        23.0%         50,191          22.4%
    expenses                  -----------------------------------------------------------------------------

Operating profit                39,383        10.0%       30,366         9.6%         28,492          12.7%
Interest expense                28,853         7.3%       27,864         8.8%         17,327           7.7%
                              -----------------------------------------------------------------------------
Income before provision for     10,530         2.7%        2,502         0.8%         11,165           5.0%
    income taxes
Provision for income taxes       5,536         1.4%        1,166         0.4%          5,545           2.5%
                              -----------------------------------------------------------------------------
Income before extraordinary      4,994         1.3%        1,336         0.4%          5,620           2.5%
     item
Extraordinary item                  --         0.0%           --         0.0%          2,308           1.0%
                              -----------------------------------------------------------------------------
Net income                    $  4,994         1.3%     $  1,336         0.4%       $  3,312           1.5%
                              =============================================================================


Year Ended February 26, 2000 Compared to the Year Ended February 27, 1999

Net Sales. Net sales for fiscal 2000 were $393.9 million, an increase of $76.7 million or 24.2% compared to fiscal 1999 sales of $317.2 million. Zone heating product sales were $218.8 million, an increase of $41.0 million or 23.1% from fiscal 1999. This increase is primarily due to an increased demand for the outdoor heating and hearth product lines and the acquisition of Fireplace Manufacturers Inc. ("FMI") in fiscal 1999.

Specialty products had sales of $175.1 million, an increase of $35.7 million or 25.6% from fiscal 1999. This increase is primarily due to an increased demand for generators related to concerns of year 2000 computer problems and new product sales. These increases were offset by a major customer adjusting their decorative lighting inventories which resulted in lower fiscal 2000 demand for related product lines. In April, 2000, the Company acquired the assets of Trine Products Company ("Trine") of Bronx, New York. Trine had sales for the year ended June 30, 1999 of approximately $25 million.

Cost of Sales. Cost of sales for fiscal 2000 were $262.7 million, an increase of $48.9 million or 22.9% from fiscal 1999. This increase is primarily attributable to increased sales in the period. Cost of sales as a percentage of net sales improved to 66.7% in fiscal 2000 from 67.4% in fiscal 1999. The improvement is primarily due to lower manufacturing overhead per unit of zone heating product and the Company's focus on cost reduction programs. As a result, gross margins improved to 33.3% in fiscal 2000 compared to 32.6% in 1999.

Operating Costs and Expenses. Operating costs and expenses for fiscal 2000 were $91.8 million, an increase of $18.8 million or 25.7% from fiscal 1999. This increase is primarily attributable to the net sales increase. As a percentage of sales, operating costs and expenses increased to 23.3% in fiscal 2000 from 23.0% in fiscal 1999. This increase is primarily attributable to the benefits obtained by the absorption of fixed administrative and engineering costs over a greater unit volume of sales offset by inefficiencies encountered with the set-up of a new distribution facility for zone heating products and increased customer sales program costs.

Operating Profit. Operating profit was $39.4 million in fiscal 2000, an increase of $9.0 million or 29.8% from fiscal 1999. Operating profit attributable to zone heating products was $27.1 million or 40.9% higher than fiscal 1999. This is mainly attributable to increased net sales and higher factory overhead absorption offset by higher selling costs and shipping costs. Operating profit attributable to specialty products was $17.4 million in fiscal 2000, an increase of $2.0 million or 12.7% from fiscal 1999. This is primarily attributable to increased sales offset by a change in sales mix related to generator sales.

EBITDA. EBITDA for fiscal 2000 was $49.9 million, an increase of $10.9 million or 28.0% from fiscal 1999. EBITDA is defined as income before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and / or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as measure of liquidity as defined by generally accepted accounting principles.

Interest Expense. Interest expense for fiscal 2000 was $28.9 million, an increase of $1.0 million or 3.6% compared to fiscal 1999. The increase is primarily associated with higher interest rates.

Income Taxes. The income tax rate for fiscal 2000 was 52.4% compared to 46.6% in fiscal 1999. The increase is due primarily to differences in the mix of taxable income from domestic and foreign sources and goodwill amortization that is not deductible for tax purposes.

Net Income. Net income was $5.0 million in fiscal 2000 compared to $1.3 in fiscal 1999. The increase of $3.7 million or 273% is due primarily to higher sales volume offset by related taxes and expenses.

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

EBITDA. EBITDA for fiscal 1999 was $39.0 million, an increase of $5.7 million or 17.3% from fiscal 1998. EBITDA is defined as income before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and / or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital need. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as measure of liquidity as defined by generally accepted accounting principles.

Interest Expense. Interest expense increased 60.8% from $17.3 million in fiscal 1998 to $27.9 million in fiscal 1999. The higher interest expense relates to the increased borrowings associated with the recapitalization in November 1997 (the "Recapitalization") and the acquisition loan advances for the purchases of FMI, Universal Heating, Inc. ("UHI") and Heath/Zenith.

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

Cash provided by operating activities for fiscal 2000 was $14.6 million compared to $2.3 million for fiscal 1999, an increase of $12.3 million. Cash provided by operating activities in fiscal 2000 was principally the result of current year income and increased current liabilities offset by increased inventory. Net cash provided by operating activities was $1.1 for fiscal 1998.

Net cash used in investing activities was $5.4 million compared to net cash used of $45.2 and $46.0 million in fiscal 1999 and 1998, respectively. Net cash used in investing activities reflects capital expenditures of $5.5 million in fiscal 2000. Cash used for investing activities in fiscal 1999 and fiscal 1998 reflects the acquisition of FMI, UHI and Heath/Zenith.

Net cash (used in) provided by financing activities was ($9.9) million in fiscal 2000, $43.0 million in fiscal 1999 and $40.6 million in fiscal 1998. Net cash used for financing activities primarily show the repayment of debt in fiscal 2000 and proceeds of the acquisition loans utilized for the FMI and UHI acquisitions in fiscal 1999 and Heath Zenith acquisition in fiscal 1998.

Concurrently with the Recapitalization (as hereinafter defined), the Company's wholly owned subsidiary, DESA International, Inc., issued 9 7/8% Senior Subordinated Notes due 2007 (the "Old Notes"), guaranteed by the Company, for $130.0 million in gross proceeds, and entered into a $100.0 million senior secured term loan facility (the "Term Loan Facility") and a $75.0 million senior secured revolving credit facility (the "Working Capital Facility," and together with the Term Loan Facility and certain other facilities, the "Credit Facility"). The Term Loan Facility is comprised of two tranches, each in the aggregate principal amount of $50.0 million. The Working Capital Facility provides revolving loans in an aggregate amount of up to $75.0 million. Upon closing of the Recapitalization, the Company borrowed the full amount available under the Term Loan Facility and $35.5 million under the Working Capital Facility. Borrowings under the Working Capital Facility were used partially to refinance seasonal borrowings outstanding under the Company's existing credit facility. The amount remaining available under the Working Capital Facility is available to fund the working capital requirements of the Company. Proceeds to the Company from the issuance of the Old Notes and from initial borrowings under the Credit Facility, less the repayment of the existing credit facility and other indebtedness, and transaction expenses, were used to partially finance the Recapitalization and the fees and expenses of DESA incurred in connection therewith. To provide additional financing to fund the Recapitalization, DESA raised (i) $73.8 million through the sale to J.W. Childs Equity Partners, L.P. ("Childs") and certain other investors, including UBS Capital LLC (together with Childs, the "Equity Investors") of DESA Common Stock (representing 89.6% of the outstanding shares upon completion of the Recapitalization), (ii) $14.6 million through the issuance to Childs and the other Equity Investors of the DESA Preferred Stock and (iii) $3.0 million through the issuance of 463,232 warrants to purchase DESA Nonvoting Common Stock at an exercise price of $.01 per share. In addition, existing stockholders retained DESA Common Stock valued at $8.6 million (representing 10.4% of the outstanding shares upon completion of the Recapitalization). The above transactions have been accounted for as a recapitalization (the "Recapitalization"), with all amounts paid to the former shareholders recorded as a reduction in stockholders equity (deficit).

The proceeds of the Old Notes, the DESA Preferred Stock, the DESA warrants, the DESA Common Stock and the initial borrowings under the Credit Facility were used to finance the purchase of all previously outstanding shares of DESA's capital stock, to refinance outstanding indebtedness of the Company and to pay fees and expenses incurred in connection with the Recapitalization.

Borrowings under the Credit Facility bear interest at a rate per annum equal (at the Company's option) to a margin over either a base rate or LIBOR. The Working Capital Facility will mature six years after the closing date. The two tranches of the Term Loan Facility will be amortized over a six-year and a seven-year period, respectively. The Credit Facility and the guarantees thereof are secured by substantially all assets of DESA (including the capital stock of the Company) and its direct and indirect domestic subsidiaries and a pledge of the capital stock of all the Company's direct and indirect subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The Credit Facility contains customary covenants and events of default, including substantial restrictions on the Company's ability to make dividends or distributions to stockholders. The Company can utilize letters of credit under the Working Capital Facility up to $10,000,000. As of February 26, 2000, letters of credit of $1.5 million are outstanding under the Working Capital Facility.

Commencing in fiscal 1999, the required annual payments under the Term A and Term B Term Loans are increased by 50% of any excess cash flows at the end of the fiscal year, as defined. An excess cash flow payment of $910,000 was required in fiscal 2000 which will be applied against the next scheduled principal payments.

On May 25, 1999, DESA entered into Amendment and Waiver No. 4 to the Loan Documents (the "Amendment"), an amendment to their Credit Facility that waived DESA's failure to comply with the Clean-Up Period, as defined, occurring between January 1, 1999 and May 30, 1999. As part of the Amendment, DESA's interest rates on all existing outstanding borrowings under the Credit Facility were increased by 1/4%.

The Amendment also modified the Clean-Up Period requirement, as defined, under the Working Capital Loan Commitment, for a period of 30 consecutive days occurring between January 1 and May 30 in each calendar year commencing January 1, 1998. During the Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and Swing Line loan advances outstanding shall not exceed $30,000,000 for any Clean-Up Period. As of February 26, 2000 and for the Clean-Up period ending May 30, 2000, DESA has complied with all the financial covenants, including the total leverage ratio, the fixed charge coverage ratio and the interst coverage ratio.

In conjunction with the Amendment, J.W. Childs Associates L.P. and UBS Capital LLC (the "Advisors") agreed to defer any obligation of DESA to pay management fees under their respective management agreements until Holdings' fiscal year 2000 financial statements have been delivered to the Lenders, as defined. At such time, Holdings would be obligated to pay such management fees only if the Consolidated EBITDA, as defined, of Holdings for fiscal year 2000 is greater than $51.6 million and no default, as defined, has occurred under the credit agreement, as amended. Holdings' EBITDA for the fiscal year 2000 was $ 49.9 million and accordingly, no management fees have been paid.

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

The acquisition of Heath/Zenith, consummated in February 1998, was financed with the proceeds of the $20 million acquisition facility included in the Credit Facility and with $7.0 million in additional equity contributed to the Company by DESA. On May 13, 1998, the Company entered into an agreement to acquire 92.1% of the issued and outstanding common stock of FMI for an aggregate purchase price of approximately $25.7 million. As of such date, DESA already owned the remaining 7.9% of FMI's issued and outstanding common stock. In connection with the acquisition of FMI, DESA entered into non-compete agreements with three officers of FMI, each with a term of three years. DESA paid such officers an aggregate of $3.05 million, included in the aggregate purchase price. Also, in April 1998, the Company entered into a letter of intent with UHI to acquire the worldwide rights (except in China) to distribute UHI's indoor and outdoor heating products and to form a joint venture to manufacture various products in China that will be marketed by the Company. DESA is continuing to work with UHI to complete the joint venture. Such worldwide rights have been acquired for approximately $13 million. The Company expects to pay approximately $3 million dollars in connection with the formation of the joint venture. The Company financed these acquisitions with the proceeds of the $30 million acquisition B facility which has been added to the Credit Facility.

The Credit Facility provides for commitments in an aggregate amount of up to $197.5 million. Borrowings outstanding under the Credit Facility were $159.3 million on February 26, 2000. The Company had the ability to incur additional indebtedness of $36.7 million under the Credit Facility at February 26, 2000.

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

Interest Rate Risk

The Company's interest rate risk management objective is to limit the impact of interest rate changes on its earnings and cash flow and to lower its overall borrowing cost. To achieve its objectives, the Company regularly evaluates the amount of its variable rate debt as a percentage of its aggregate debt. In fiscal 1999, the Company entered into interest rate swap agreements with Bank of America, formerly Nations Bank, to manage its exposure to interest rate fluctuations. The interest rate swap agreements provided for payment by the Company of fixed rates of interest based on three month LIBOR. Notional principal amounts of these agreements totaled $125 million, of which $75 million terminated in November 1999 and $50 million was canceled at the option of Nations Bank in February 2000. The notional amounts were used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. Net proceeds to the Company of $573,000 were recorded as adjustments to interest expense in fiscal 2000.

The following table summarizes the carrying amounts and estimated fair values the Company's remaining financial instruments at February 26, 2000 and February 27, 1999 (bracketed amount represents an asset):

                                  February 26, 2000         February 27, 1999
                                 Carrying       Fair      Carrying       Fair
                                  Amount       Value       Amount        Value
                                 -----------------------------------------------
                                               (in thousands)

Bank debt                        157,504      157,504      166,307      166,307
Senior subordinated notes        130,000       96,850      130,000      102,700
Note payable                       1,842        1,842        2,138        2,138
Interest rate swap agreements         --           --           --         (438)
Foreign exchange contracts            --          473           --          228

Based on the average outstanding amount of variable rate indebtedness of the Company in fiscal years 2000 and 1999, a one percentage point change in the interest rates for the Company's variable rate debt would have impacted the Company's fiscal years 2000 and 1999 interest expense by an aggregate of approximately $1.9 and $1.6 million, respectively, after giving effect to the Company's interest rate swap agreements.


Foreign Currency Exchange Rate Risk

The Company does not conduct a significant portion of its sales activity in foreign markets. The Company's reported financial results could be affected, however, by factors such as changes in foreign currency exchange rates in the markets where it operates. When the U.S. dollar strengthens against such foreign currencies, the reported U.S. dollar value of local currency operating profits generally decreases; when the U.S. dollar weakens against such foreign currencies, the reported U.S. dollar value of local currency operating profits generally increases. The Company utilizes foreign exchange forward contracts to mitigate the short-term effect of movements in currency exchange rates on the Company's foreign currency based inventory purchases. The Company regularly hedges by entering into foreign exchange forward contracts, approximately 85% to 95% of its budgeted (future) net foreign currency purchase transactions over a period of four quarters. Gains and losses related to qualifying hedges of foreign currency risk exposures are recorded when the related inventory is purchased. Because the Company does not have significant foreign sales, the Company does not believe it is necessary to enter into any other derivative financial instruments to reduce its exposure to foreign currency exchange rate risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.


The following table sets forth the name, age and position of each of the Company's directors, directors designate, executive officers and other significant employees. All of the Company's officers are elected annually and serve at the discretion of the Board of Directors. The Board of Directors is elected annually and serves until the next annual meeting of shareholders.

Pursuant to the Recapitalization Agreement, concurrently with the closing of the Recapitalization, the Company, the Equity Investors and the Existing Stockholders (the "Stockholders") entered into a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement also obligates DESA and the Stockholders to take all necessary actions to include certain nominees of Childs and its affiliates and associates ("JWC Holders") (who could constitute a majority of the board of directors) and one nominee of UBS Capital LLC on the Company's board of directors and to ensure that certain representatives of the other Stockholders may attend meetings. The Stockholders Agreement also restricts the Company's right to enter into agreements with JWC Holders without the consent of the other Stockholders.

        Name             Age              Positions
------------------------------------------------------------------------------
Raymond B. Rudy           69     Chairman and Director
W. Michael Clevy          51     Chief Executive Officer, President, Director
John W. Childs            58     Director
Adam L. Suttin            32     Director
Michael Greene            38     Director
Joseph J. Incandela       53     Director
James E. Ashton           57     Director
Terry G. Scariot          51     Director
Stephen L. Clanton        48     Senior Vice President, Chief Financial Officer
Augusto H. Millan         50     President - International Division
David B. Schumacher       40     President - Zone Heating Division
James R. Wiese            50     President - Specialty Products Division
Edward G. Patrick         53     Vice President of Finance, Treasurer
Scott M. Nehm             50     Vice President, Controller

Raymond B. Rudy was appointed the Company's Chairman in April 1999. Mr. Rudy has been a Managing Director of J.W. Childs Associates ("JWCA") since July 1995. Prior to that time, he was Deputy Chairman and Director of Snapple Beverage Corporation from 1992 until the company was sold in 1994. From 1987 to 1989, Mr. Rudy was President of Best Foods Subsidiaries of CPC International. From 1984 to 1986, Mr. Rudy was Chairman, President and CEO of Arnold Foods Company, Inc. He is Chairman of Beltone Electronics Corp., Vice Chairman of Empire

Kosher Poultry, Inc. and a director of International DiverseFoods, Inc., Widmer Brothers Brewing Company and American Safety Razor Company.

W. Michael Clevy joined DESA in September 1999 as a Director and became President and Chief Executive Officer in November 1999. Prior to joining the Company, he held positions with International Comfort Products Corporation, Toronto, Ontario, Canada as President and Chief Executive Officer from 1995 until their acquisition by United Technologies Corporation in 1999 and as President and Chief Operating Officer of the International Comfort Products Corporation's U.S. operating subsidiary from 1994 to 1995.

John W. Childs has been President of JWCA since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company, a Boston based private equity investment company, from May 1987, most recently holding the position of Senior Managing Director. Prior to that, Mr. Childs was with the Prudential Insurance Company of America where he held various executive positions in the investment area ultimately serving as Senior Managing Director in charge of the Capital Markets Group. He is a director of Big V Supermarkets, Inc., Quality Stores, Inc., Chevys Holdings, Inc., Beltone Electronics Corp., Pan Am International Academy, Inc., American Safety Razor Company and The Edison Project, Inc.

Adam L. Suttin has been a Managing Director of JWCA since January 1998, and has been with JWCA since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1989, most recently holding the position of Associate. He is a director of Quality Stores, Inc., American Safety Razor Company and Empire Kosher Poultry, Inc.

Michael Greene is a Managing Director of UBS Capital, LLC, which is the private equity subsidiary of the Union Bank of Switzerland. Mr. Greene has worked in Union Bank of Switzerland's private equity and leveraged finance business since he joined Union Bank of Switzerland in 1990. Mr. Greene serves on the board of directors of CBP Resources, Inc. and Metrocall, Inc.

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

Dr. James E. Ashton was elected a Director of the Company in April 2000. He is Chairman and Chief Executive officer of Precision Partners, Inc., a contract mechanical manufacturing services supplier of complex precision metal parts, tooling and assemblies for original equipment manufacturers. Prior to joining Precision Partners Inc., he was Chairman and CEO of Fiberite, Inc., a manufacturer of composite materials. He is on the board of Lokring Corporation and Diametrics Medical Corporation and holds a Ph.D., M.S. from Massachusetts Institute of Technology and an MBA from Harvard Business School.

Terry G. Scariot joined AMCA International Consumer and Automotive Products Division as Vice President - Finance in 1984 and was appointed Chief Financial Officer of DESA International, Inc. in 1985. He held that position until April 1999 when he was appointed Chief Executive Officer for the Company. He resigned as Chief Executive Officer in November 1999. He has been a Director of the Company since 1996.

Stephen L. Clanton joined DESA as Senior Vice President, Chief Financial Officer in December 1999. Prior to joining the Company, he was Senior Vice President, Chief Financial Officer and Treasurer for International Comfort Products Corporation, Toronto, Ontario, Canada, from 1996 to 1999 and Executive Vice President and Chief Financial Officer for Falcon Products Inc., St. Louis, Missouri, from 1988 to 1996.

Augusto H. Millan joined DESA as President, International Division in December 1999. Prior to joining the Company he held positions with International Comfort Products Corporation, Toronto, Ontario, Canada as Senior Vice President and General Manager, International Sales and General Manager, Aftermarket Sales from 1996 to 1999 and Vice President, Financial Operations from 1994 to 1996.

David B. Schumacher joined DESA as President - Zone Heating Division in December 1999. Prior to joining the Company, he held positions with International Comfort Products Corporation, Toronto, Ontario, Canada as Vice President and General Manager, Commercial Products Group from 1997 to 1999, as Senior Director, Product Marketing from 1995 to 1997 and Manager - Product Marketing from 1993 to 1995.

James R. Wiese joined DESA as President - Specialty Products Division in December 1999. Prior to joining the Company he held positions with International Comfort Products Corporation, Toronto, Ontario, Canada as Senior Vice President and General Manager, Residential Products Group 1997 to 1999, Senior Vice President, Marketing from 1993 to 1997, Senior Director - Sales from 1992 to 1993 and Director, Dealer Development from 1988 to 1992.

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

Item 11. Executive Compensation.

The following table sets forth compensation earned for all services rendered to the Company during fiscal 2000, fiscal 1999 and fiscal 1998 as applicable, by the Company's chief executive officers and the most highly compensated executive officers other than the Company's chief executive officers (collectively, the "Named Executive Officers").

                                                     Summary Compensation Table

                                              Annual Compensation
                               --------------------------------------------------          Long-Term
                                                                                          Compensation
                                                                                             Awards
                                                                                         --------------
                                                                                                               All
                                                                                           Number of          Other
                                                                       Other Annual        Securities         Comp-
      Name and Principal        Fiscal     Salary    Bonus(1)          Compensation        Underlying        ensation
          Position at            Year        ($)        ($)                ($)               Options         ($) (21)
       February 26, 2000
------------------------------------------------------------------------------------------------------------------------

W. Michael Clevy (2)             2000      124,942     34,400                --                 --              --
  President and Chief            1999           --         --                --                 --              --
  Executive Officer              1998           --         --                --                 --              --

Terry G. Scariot (2) (3)         2000      337,158         --            29,171  (5)            --           9,330
                                 1999      297,391         --            26,719  (6)       277,822 (20)      4,800
                                 1998      274,946    240,000            26,856  (7)            --           4,800

Robert H. Elman (3)              2000      339,038         --            61,736  (8)            --           3,779
                                 1999      600,961         --           128,327  (9)       614,133 (19)      4,800
                                 1998      612,115    630,000           106,808  (9)            --           4,800

John M. Kelly (4)                2000      337,158         --            43,858 (10)            --           9,330
                                 1999      297,391         --            47,224 (11)       277,822 (20)      4,800
                                 1998      274,946    240,000            37,788 (12)            --           4,800

Edward G. Patrick                2000       96,277     27,500            23,859 (13)        5,000            4,418
     Vice President of           1999       84,994     12,500            16,132 (14)       15,000            2,925
     Finance, Treasurer          1998       78,555     25,000            11,809 (15)           --            2,882

Scott M. Nehm                    2000       96,277     27,500            29,258 (16)        5,000            4,418
     Vice President,             1999       84,994     12,500            19,533 (17)       15,000            2,925
     Controller                  1998       78,555     25,000            10,578 (18)           --            2,882

(1)   Annual bonuses are indicated for the year in which they were earned and accrued.  Annual bonuses for any year are generally paid in the following fiscal year.

(2)   Mr. Scariot resigned from the offices of President and Chief Executive Officer as of November 10, 1999 and Mr.
      Clevy was elected to those offices on that date.

(3)   Mr. Elman retired as of April 5, 1999 and Mr. Scariot was elected Chief Executive Officer on that date.

(4)   Mr. Kelly was elected Chief Operating Officer on April 5, 1999. Previously,  he was Executive Vice President.
      Mr. Kelly resigned as of November 10, 1999.

(5)   Includes $7,884 for country club memberships and $8,607 for tax planning.

(6)   Includes $7,034 for tax planning.

(7)   Includes $7,370 for country club memberships.


(8)   Includes $31,000 for life insurance.

(9)   Includes $52,761 for life insurance.

(10)  Includes $25,222 for medical expenses.

(11)  Includes $27,714 for medical expenses.

(12)  Includes $22,378 for medical expenses.

(13)  Includes $11,753 for company car.

(14)  Includes $9,060 for company car.

(15)  Includes $9,541 for company car.

(16)  Includes $10,976 for company car and $10,541 for medical expenses.

(17)  Includes $7,337 for company car and $5,890 for medical expenses.

(18)  Includes $8,289 for company car.

(19)  Mr. Elman's options were cancelled on April 5, 1999.

(20)  Mr. Scariot's and Mr. Kelly's options were cancelled on April 30, 2000.

(21)  Includes Company  contributions to the DESA Savings and Investment Plan (401K plan).  Contributions are shown in the year made.

The Company granted the options set forth and described in the following table to the Named Executive Officers in fiscal 2000:

                                   Option/SAR Grants in Last Fiscal Year

                                                                                     Potential Realizable
                                                                                       Value at Assumed
                                                                                     Annual Rates of Stock
                       Number of           % of Total                               Price Appreciation for
                       Securities         Options/SARs                                   Option Term
                       Underlying          Granted to     Exercise of              --------------------------
                      Option/SARs         Employees in     Base Price   Expiration
        Name          Granted (#)          Fiscal Year       ($/Sh)        Date       5% ($)      10% ($)
-------------------------------------------------------------------------------------------------------------
Edward G. Patrick        5,000                   5            6.50        7/18/10      20,439       51,797
Scott M. Nehm            5,000                   5            6.50        7/18/10      20,439       51,797

The following table sets forth the number of securities underlying the options held by the Named Executive Officers at the end of fiscal 2000:

                Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                                 (e) Value of
                                                                                                 Unexercised
                                                              (d) Number of Securities           in-the-Money
                                                               Underlying Unexercised          Options/SARs at
                                                              Options / SARs at Fiscal       Fiscal Year-End ($)
                     (b) Shares Acquired on    (c) Value      Year-End (#) Exercisable /         Exercisable /
     (a) Names             Exercise (#)       Realized ($)         Unexercisable                Unexercisable
---------------------------------------------------------------------------------------------------------------

Edward G. Patrick             750                   --                664/18,586                       --
Scott M. Nehm                  --                   --              1,414/18,586                       --
Terry G. Scariot               --                   --                 0/277,822 (1)                   --
John M. Kelly                  --                   --                 0/277,822 (1)                   --

(1)      Mr. Scariot's and Mr. Kelly's options were cancelled on April 30, 2000.

Employment Arrangements with Executive Officers

Mr. Clevy is currently employed pursuant to an employment agreement that carries a three-year term. Under this agreement, Mr. Clevy receives an annual salary of $445,000. Pursuant to the employment agreement, the salary of Mr. Clevy will be subject to annual increases at the discretion of the Board of Directors of the Company. Mr. Clevy is eligible to receive an annual bonus based upon the Company's performance against the Company's annual management plan, as approved by the Board of Directors.

Director Compensation

No director received any compensation for his services as director in fiscal year 2000 except Mr. Incandela who received a director's fee of $10,000 per year plus a $1,000 per meeting attended. Mr. Incandela has been granted options to purchase 10,000 shares of the Company's common stock at $6.49 per share. Said options vest annually in equal installments in fiscal years 2000, 2001 and 2002.

Change of Control Arrangement

In the event of a change of control of the Company after which the employment of Mr. Clevy with the Company is not continued, Mr. Clevy will be entitled to change of control benefits unless the equity investment of Mr. Clevy in DESA shall have tripled in value. Such benefits are comprised of twelve months of salary or salary for the remainder of his employment agreement, whichever is greater, fringe benefits and a pro-rated portion of any bonus for which he would otherwise be eligible.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors of the Company is comprised of Messrs. Rudy, Childs, Greene, and Clevy. Prior to his resignation, Mr. Scariot also served on the Compensation Committee. Mr. Clevy is an executive officer of the Company. Mr. Rudy is a Managing Director of JWCA, Mr. Childs is President of JWCA, and Mr. Greene is a Managing Director of UBS Capital LLC.

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

The purpose of the 1998 Stock Option Plan is to encourage key employees, officers and directors of the Company who render services of special importance to, and who have contributed or are expected to contribute materially to the success of, the Company to continue their association with the Company by providing favorable opportunities for them to participate in the ownership of the Company and in its future growth. The Compensation Committee made stock option grants to Messrs. Patrick and Nehm in fiscal 2000.

The Compensation Committee determined the salary levels of the Company's executive officers, including the Chief Executive Officer, for fiscal 2000, as well as the amounts of bonuses paid in fiscal 2000 for performance in fiscal 1999. The compensation policies implemented by the Compensation Committee, which combine base salary and incentive compensation in the form of cash bonuses and long-term stock options, are designed to achieve the operating and acquisition strategies and goals of the Company. In particular, in determining bonuses paid in 2000 in respect of 1999 and salary levels for fiscal 2000, the Compensation Committee took into account the past or expected future contributions of each executive officer to the Company's strategic goals.

                                            COMPENSATION COMMITTEE

                                            RAYMOND B. RUDY, Chairman
                                            W. MICHAEL CLEVY
                                            MICHAEL GREENE
                                            JOHN W. CHILDS

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of the Common Stock of DESA by each person known to the Company to be the beneficial owner of more than five percent of the common stock of DESA, each director of the Company, each Named Executive Officer and all directors and executive officers of the Company as a group. Except as otherwise indicated, the beneficial owners of the voting stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Such Information is presented as of May 1, 2000, except as otherwise indicated.

                                                     Shares
                                                  Beneficially
             Name and Address                        Owned          Percent
-------------------------------------------------------------------------------

J.W. Childs Equity Partners, L.P.(1)
     One Federal Street
     Boston, Massachusetts                           10,381,854       64.0%
UBS Capital LLC(2)
     299 Park Avenue
     New York, New York                               2,923,718        18.0

                                                     Shares
                                                  Beneficially
             Name and Address                        Owned          Percent
-------------------------------------------------------------------------------

John W. Childs(1)(3)(4)
     One Federal Street
     Boston, Massachusetts                           10,801,578        66.6
Raymond B. Rudy(1)(3)(5)
     One Federal Street
     Boston, Massachusetts                           10,410,401        64.2
Adam L. Suttin(1)(3)(6)
     One Federal Street
     Boston, Massachusetts                           10,423,312        64.3
Michael Greene(2)(7)
     299 Park Avenue
     New York, New York                               2,923,718        18.0
Joseph Incandela(8)                                       3,330          *
W. Michael Clevy                                        230,770         1.4
James E. Ashton                                               0          *
Terry G. Scariot                                              0          *
John M. Kelly                                                 0          *
Robert H Elman(9)                                       377,602         2.3
Stephen L. Clanton                                       61,539          *
David B. Schumacher                                       7,692          *
James R. Wiese                                           61,539          *
Augusto H. Millan                                        15,385          *
Edward G. Patrick(10)                                    41,117          *
Scott M. Nehm(11)                                        35,396          *
All Directors and executive officers as a group (16
     persons)(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)
                                                     14,629,671        90.2%

 *  Less than 1.0%

(1) Includes 148,572 shares deemed beneficially owned by Childs pursuant to warrants.
(2) Includes 43,504 shares deemed beneficially owned by UBS Capital LLC pursuant to warrants.
(3) Includes all shares beneficially owned by Childs, as to which Messrs. Childs, Rudy and Suttin may be deemed also to be beneficial owners.
(4) Includes 6,501 shares deemed beneficially owned by Mr. Childs pursuant to warrants.
(5) Includes 336 shares deemed beneficially owned by Mr. Rudy pursuant to warrants.
(6) Includes 585 shares deemed beneficially owned by Mr. Suttin pursuant to warrants. Also includes 476 shares held by Mr. Suttin as Trustee for the Suttin Family Trust and 11,409 shares held in the Suttin Family Trust.
(7) All shares shown are beneficially owned by UBS Capital LLC. Mr. Greene may also be deemed to be a beneficial owner.
(8) Includes 3,330 shares that Mr. Incadela has the right to acquire pursuant to currently exercisable options.
(9)   Includes 177,494 shares owned by Mr. Elman's family.
(10) Includes 750 shares that Mr. Patrick has the right to acquire pursuant to currently exercisable options.
(11) Includes 1,500 shares that Mr. Nehm has the right to acquire pursuant to currently exercisable options.

Item 13. Certain Relationships and Related Transactions

The Company pays JWCA an annual management fee of $189,000 in consideration of JWCA's ongoing provision of certain consulting and management advisory services. Payments under this management agreement may be made only to the extent permitted by the Credit Facility and the Indenture. The management agreement is for a five-year term expiring in November 2002 and automatically renewable for successive extension terms of one year, unless JWCA or the Company shall give notice of termination.

The Company pays UBS Capital LLC an annual management fee of $51,000 in consideration of UBS Capital LLC's ongoing provision of certain consulting and management advisory services. Payments under this management agreement may be made only to the extent permitted by the Credit Facility and the Indenture. The management agreement is for a five-year term expiring in November 2002 and automatically renewable for successive extension terms of one year, unless UBS Capital LLC or the Company shall give notice of termination.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)  Financial Statements


DESA HOLDINGS CORPORATION
Report of Independent Auditors                                           F-1

Consolidated Balance Sheets at February 26, 2000 and                     F-2
February 27, 1999

Consolidated Statements of Income for the fiscal years ended
February 26, 2000, February 27,1999 and February 28, 1998                F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the
fiscal years ended February 26, 2000, February 27, 1999 and
February 28, 1998                                                        F-5

Consolidated Statements of Cash Flows for the fiscal years ended
February 26, 2000, February 27, 1999 and February 28, 1998               F-7

Notes to Consolidated Financial Statements for the fiscal years
ended February 26, 2000, February 27, 1999 and February 28, 1998.        F-8

(a)(2)  Financial Statement Schedules

         SCHEDULE II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


(a) (3)  Exhibits
 Exhibit No.                                  Description of Document
2.1          Recapitalization Agreement, dated as of October 8, 1997, among J.W. Childs                *
             Equity Partners, L.P., Desa Holdings Corporation and each Stockholder of Desa
             Holdings Corporation named therein
2.2          Stock Purchase Agreement, dated as of January 12, 1998, by and among Heath                *
             Holding Corp., its Shareholders and Optionholders and the Company
2.3          Agreement and Plan of Reorganization, dated May 13, 1998 by and among the                 **
             Company, FMI Acquisition, Inc., Fireplace Manufacturers, Inc et al.
3.1          Articles of Incorporation of DESA International, Inc.                                     *
3.1A         Articles of Incorporation of the Company                                                  *
3.2          By-laws of the DESA International, Inc.                                                   *
3.2A         By-laws of the Company                                                                    *
4.1          Indenture, dated as of November 26, 1997, by and among the Company, DESA                  *
             International, Inc., and Marine Midland Bank relating to $130,000,000 of the Company's 9 7/8% Senior Subordinated Notes Due 2007
4.2          Registration Rights Agreement, dated as of November 26, 1997 by and among                 *
             the Company, DESA International, Inc., NationsBanc Montgomery Securities,
             Inc. and UBS Securities LLC
4.3          Purchase Agreement, dated as of November 21, 1997, by and among the                       *
             Company, DESA International, Inc., NationsBanc Montgomery Securities, Inc.
             and UBS Securities LLC
4.4          Global Note Payable to CEDE & Co.                                                         *
4.5          Company Guarantee                                                                         *
10.1         Credit Agreement, dated as of November 26, 1997 by and among the Company,                 *
             DESA International, Inc., NationsBank, N.A., UBS Securities LLC
             and NationsBanc Montgomery Securities, Inc.
10.2         Management Incentive Plans of the Company, dated March 1, 1997                            *
10.3         Sales Compensation and Incentive Plan of the Company for fiscal year 1998                 *
10.4         Services Agreement between the Company and Hamilton Ryker Company                         *
10.5         Services Agreement between the Company and Manpower Services                              *
10.6         Representative Manufacturer's Representative Agreement                                    *
10.15        Intellectual Property Agreement between the Company and Worgas Bruciatori                 *
             SRL dated December 1, 1996
10.16        Intellectual Property Agreement between the Company and Valor Limited dated               *
             May 21, 1996
10.17        Intellectual Property Agreement between the Company and Remington Arms                    *
             Company dated August 29, 1969
10.18        Intellectual Property Agreement between the Company and Remington Arms                    *
             Company dated January 29, 1988
10.19        Lease Agreement between the Company and Shelbyville Industrial Spec.                      *
             Building - WRS Partnership
10.20        Agreement to produce and sell finished goods between the Company and                      *
             Tangible/Shinn Fu
10.21        Agreement to produce and sell finished goods between the Company and BYSE                 *
10.22        Agreement to produce and sell finished goods between the Company and NU-                  *
             TEC


 Exhibit No.                                  Description of Document
10.23        Agreement to produce and sell finished goods between the Company and                      *
             International Pin
10.24        Agreement to produce and sell finished goods between the Company and                      *
             Kingsman Industries
10.25        Agreement to produce and sell finished goods between the Company and Sealey               *
10.26        Agreement to produce and sell finished goods between the Company and                      *
             Hudson Manufacturing
10.27        Agreement to produce and sell finished goods between the Company and                      *
             Sengoka Works, Ltd
10.28        Employment Agreement, dated as of November 26, 1997, between the Company                  *
             and Robert H. Elman
10.29        Employment Agreement, dated as of November 26, 1997, between the Company                  *
             and John M. Kelly
10.30        Employment Agreement, dated as of November 26, 1997, between the Company                  *
             and Terry G. Scariot
10.31        The Company's 1998 Stock Option Plan                                                      ***
10.32        The Company's Stockholders Agreement dated as of November 26, 1997 among                  ***
             the Company and the persons named therein
10.33        The Company's Amended and Restated Stockholders Agreement dated as of                     ****
             October 9, 1998 among the Company and the persons named therein
10.34        The Company's Purchase Agreement dated as of October 9, 1998 among the                    ****
             Company and the persons named therein
10.35        Preferred Stock Tagalong Agreement dated as of October 9, 1998 among the                  ****
             Company and the persons named therein
10.36        Form of Warrant                                                                           ****
10.37        Amendment and Waiver No. 4 to the Loan Documents dated as of May 25, 1999                 *****
             by and among the Company, DESA International, Inc., NationsBank, N.A., UBS
             Securities LLC, Banc of America Securities LLC et al.
10.38        Employment agreement, dated as of November 10, 1999 between the Company and W. Michael    ******
             Clevy
27           Financial Data Schedule                                                                   Filed
                                                                                                       herewith

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

***      Incorporated by reference to the Company's  Quarterly Report on Form 10-Q for the period ended August
         29, 1998

****     Incorporated  by  reference  to the  Company's  Quarterly  Report on Form 10-Q for the  period  ended
         November 28, 1998

*****    Incorporated  by reference to the Company's  Annual Report on Form 10-K for the period ended February
         27, 1999

******   Incorporated  by  reference  to the  Company's  Quarterly  Report on Form 10-Q for the  period  ended
         November 27, 1999

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during fourth quarter, 2000.

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report or proxy materials have been sent to security holders.

                        Consolidated Financial Statements

                            DESA Holdings Corporation

                      Fiscal years ended February 26, 2000,
                     February 27, 1999 and February 28, 1998
                       with Report of Independent Auditors

                            DESA Holdings Corporation

                        Consolidated Financial Statements


                      Fiscal years ended February 26, 2000,
                     February 27, 1999 and February 28, 1998




                                    Contents

Report of Independent Auditors...........................................  F-1

Consolidated Balance Sheets..............................................  F-2
Consolidated Statements of Income........................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)................  F-5
Consolidated Statements of Cash Flows....................................  F-6
Notes to Consolidated Financial Statements...............................  F-8

                         Report of Independent Auditors

Board of Directors and Stockholders
DESA Holdings Corporation

We have audited the accompanying financial statements and schedule of DESA Holdings Corporation (the "Company") as listed in the accompanying index to the financial statements (Item 14 (a)). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to the financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of DESA Holdings Corporation at February 26, 2000 and February 27, 1999, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended February 26, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                                           Ernst & Young LLP /s/

Stamford, Connecticut
April 21, 2000

                                  DESA Holdings Corporation

                                 Consolidated Balance Sheets

                                                            February 26,        February 27,
                                                                2000                1999
                                                           ---------------------------------
                                                                 (In Thousands, Except
                                                                   Number of Shares)
Assets
Current assets:
   Cash and cash equivalents                                $     173              $     888
   Accounts receivable, net                                    32,921                 30,390
   Inventories:
     Raw materials                                                209                    986
     Work-in-process                                            9,756                  6,376
     Finished goods                                            50,192                 37,891
                                                            --------------------------------
                                                               60,157                 45,253

   Deferred tax assets                                          1,743                  2,137
   Other current assets                                         2,003                  1,321
                                                            --------------------------------
Total current assets                                           96,997                 79,989

Property, plant and equipment:
   Land                                                           525                    390
   Buildings and improvements                                   6,294                  6,173
   Machinery and equipment                                     39,361                 34,527
   Furniture and fixtures                                       1,090                    725
                                                            --------------------------------
                                                               47,270                 41,815
   Less accumulated depreciation                               30,574                 26,182
                                                            --------------------------------
                                                               16,696                 15,633

Goodwill, net                                                  93,818                 81,882

Deferred tax assets                                                --                    598

Other assets, net                                              22,266                 25,250



                                                            --------------------------------
Total assets                                                $ 229,777              $ 203,352
                                                            ================================

See accompanying notes

                                                            February 26,        February 27,
                                                                2000                1999
                                                           ---------------------------------
                                                                 (In Thousands, Except
                                                                   Number of Shares)
Liabilities and stockholders' equity (deficit)
Current liabilities:
   Accounts payable                                         $  37,040              $  25,232
   Accrued interest                                             5,233                  3,075
   Other accrued liabilities                                   13,225                 10,732
   Current portion of long-term debt                           23,500                 13,307
                                                            --------------------------------
Total current liabilities                                      78,998                 52,346

Long-term debt                                                265,846                285,138
Deferred tax liabilities                                          789                     --
Other liabilities                                              14,840                    599
                                                            --------------------------------
Total liabilities                                             360,473                338,083

Commitments

Series C redeemable preferred stock, $.01 par value;
  authorized--40,000 shares at February 26, 2000 and
  February 27, 1999; issued and outstanding--22,461
  shares at February 26, 2000 and 19,990 shares at
  February  27, 1999 (liquidation preference--
  $22,882,000 at February 26, 2000 and $20,371,000 at
  February 27, 1999)                                           19,937                 17,207

Stockholders' equity (deficit):
   Common stock, $.01 par value; authorized--
     50,000,000 shares at February 26, 2000 and February
     27, 1999; issued and outstanding--15,562,656
     shares at February 26, 2000 and 15,548,692 shares at
     February 27, 1999                                            155                    155
   Nonvoting common stock, $.01 par value; authorized--
     3,000,000 shares at February 26, 2000 and
     February 27, 1999; issued and outstanding--90,604
     shares at February 26, 2000 and February 27, 1999              1                      1
   Capital in excess of par value                              98,075                 97,984
   Carryover predecessor basis adjustment                     (32,309)               (32,309)
   Retained earnings (deficit)                               (214,518)              (216,742)
   Accumulated other comprehensive loss                        (2,037)                (1,027)
                                                            --------------------------------
Total stockholders' equity (deficit)                         (150,633)              (151,938)
                                                            --------------------------------
Total liabilities and stockholders' equity (deficit)        $ 229,777              $ 203,352
                                                            ================================


                                       DESA Holdings Corporation

                                   Consolidated Statements of Income


                                                                   Fiscal year ended
                                                  February 26,        February 27,       February 28,
                                                      2000               1999                1998
                                                  ---------------------------------------------------
                                                                         (In Thousands)

Net sales                                         $ 393,924           $ 317,237           $ 224,169
Cost of sales                                       262,742             213,828             145,486
                                                  -------------------------------------------------
Gross profit                                        131,182             103,409              78,683

Operating costs and expenses:
   Selling                                           69,821              54,084              36,081
   General and administrative                        15,890              13,597              11,199
   Other                                              6,088               5,362               2,911
                                                  -------------------------------------------------
                                                     91,799              73,043              50,191
                                                  -------------------------------------------------
Operating profit                                     39,383              30,366              28,492

Interest expense                                     28,853              27,864              17,327
                                                  -------------------------------------------------
Income before provision for income taxes             10,530               2,502              11,165

Provision for income taxes                            5,536               1,166               5,545
                                                  -------------------------------------------------
Income before extraordinary item                      4,994               1,336               5,620
Extraordinary loss, net of income tax benefit            --                  --              (2,308)
                                                  -------------------------------------------------
Net income                                            4,994               1,336               3,312

Less dividends and accretion on preferred stock       2,769               2,480                 607
                                                  -------------------------------------------------
Income (loss) available to common stockholders    $   2,225           $  (1,144)          $   2,705
                                                  =================================================

See accompanying notes.

                                                      DESA Holdings Corporation

                                      Consolidated Statements of Stockholders' Equity (Deficit)


                                                              Non                 Carryover              Accumulated      Total
                                                             voting  Capital in  Predecessor  Retained      Other      Stockholders'
                                                    Common   Common  Excess of     Basis      Earnings  Comprehensive    Equity
                                                    Stock    Stock   Par Value   Adjustment  (Deficit)      Loss        (Deficit)
                                                    --------------------------------------------------------------------------------
                                                                                                     (In Thousands)

Balance at March 1, 1997                            $236     $ 18     $ 26,722  $(32,309)    $  (79,113)   $   (308)    $  (84,754)
Comprehensive income:
 Net income                                           --       --           --        --          3,312          --          3,312
 Foreign currency translation adjustment              --       --           --        --             --        (256)          (256)
                                                                                                                        ----------
Comprehensive income                                  --       --           --        --             --          --          3,056
Exercise of stock options                             --       --            5        --             --          --              5
Exercise of stock options simultaneously
  with the Recapitalization                            2       --          148        --             --          --            150
Tax benefit on exercise of stock options              --       --          177        --             --          --            177
Repurchase of common stock during the
  Recapitalization                                  (223)     (17)     (18,276)       --       (139,190)         --       (157,706)
Issuance of common stock during the
  Recapitalization                                   112       --       73,703        --             --          --         73,815
Expenses attributable to the Recapitalization         --       --       (6,536)       --             --          --         (6,536)
Issuance of warrants during the Recapitalization      --       --        3,002        --             --          --          3,002
Issuance of common stock                              11       --        7,050        --             --          --          7,061
Repurchase of common stock                            (1)      --          (69)       --             --          --            (70)
Dividends on preferred stock                          --       --           --        --           (544)         --           (544)
Accretion of preferred stock                          --       --           --        --            (63)         --            (63)
                                                    ------------------------------------------------------------------------------
Balance at February 28, 1998                         137        1       85,926   (32,309)      (215,598)       (564)      (162,407)
Comprehensive income:
 Net income                                           --       --           --        --          1,336          --          1,336
 Foreign currency translation adjustment              --       --           --        --             --        (463)          (463)
                                                                                                                        ----------
Comprehensive income                                  --       --           --        --             --          --            873
Accretion of preferred stock                          --       --           --        --           (253)         --           (253)
Dividends on preferred stock                          --       --           --        --         (2,227)         --         (2,227)
Issuance of common stock                              18       --       12,058        --             --          --         12,076
                                                    ------------------------------------------------------------------------------
Balance at February 27, 1999                         155        1       97,984   (32,309)      (216,742)     (1,027)      (151,938)
Comprehensive income:
 Net income                                                                                       4,994                      4,994
 Foreign currency translation adjustment                                                                     (1,010)        (1,010)
                                                                                                                        ----------
Comprehensive income                                                                                                         3,984
Accretion of preferred stock                                                                       (259)                      (259)
Dividends on preferred stock                                                                     (2,511)                    (2,511)
Issuance of common stock                                                              91                                        91
                                                    ------------------------------------------------------------------------------
Balance at February 26, 2000                        $155     $  1     $ 98,075  $(32,309)     $(214,518)   $ (2,037)     $(150,633)
                                                    ==============================================================================

See accompanying notes.

                                         DESA Holdings Corporation

                                   Consolidated Statements of Cash Flows


                                                                        Fiscal year ended
                                                          February 26,       February 27,    February 28,
                                                              2000              1999             1998
                                                          -----------------------------------------------
                                                                          (In Thousands)
Operating activities
Net income                                                $   4,994          $   1,336        $   3,312
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                             4,425              3,589            2,456
     Amortization                                             6,050              4,998            2,256
     Deferred income taxes                                    1,782                271              (36)
     Equity in undistributed earnings of joint venture         (233)              (170)            (157)
     Extraordinary item                                          --                 --            2,308
     Change in operating assets and liabilities, net of
       acquisitions:
         Accounts receivable, net                            (2,531)            (7,888)             131
         Inventories                                        (14,904)            (1,212)          (6,996)
         Other current assets                                  (682)               211             (153)
         Accounts payable                                    11,808              8,592           (7,646)
         Accrued interest                                     2,318             (2,512)           4,437
         Other accrued liabilities                            1,443             (5,025)             512
         Income taxes payable                                   965                (49)             565
         Other liabilities                                      121                166              157
                                                          ---------------------------------------------
Net cash provided by operating activities                    14,590              2,307            1,146
                                                          ---------------------------------------------

Investing activities
Capital expenditures                                         (5,529)            (4,462)          (5,475)
Dividends received from joint venture                           185                170              157
Cash paid for acquisitions, net of cash acquired                 --            (40,957)         (40,294)
Other                                                           (90)                26             (368)
                                                          ---------------------------------------------
Net cash used in investing activities                        (5,434)           (45,223)         (45,980)
                                                          ---------------------------------------------

                                         DESA Holdings Corporation

                             Consolidated Statements of Cash Flows (continued)


                                                                        Fiscal year ended
                                                          February 26,       February 27,    February 28,
                                                              2000              1999             1998
                                                          -----------------------------------------------
                                                                          (In Thousands)
Financing activities
Proceeds from debt                                        $      --          $      --        $ 265,500
Proceeds from issuance of Series C
   Redeemable Preferred Stock                                    --                 --           14,598
Proceeds from issuance of warrants                               --                 --            3,002
Proceeds from issuance of common stock                           --                 --           73,815
Repurchase of common stock                                       --                 --         (157,706)
Repayment of Term Loans                                          --                 --         (183,095)
Payment of expenses attributable to the
   Recapitalization                                              --                 --          (17,670)
Decrease in note payable                                       (456)                --               --
Net proceeds from revolving loan                                 --                 --           43,000
Net (payments on) proceeds from working capital loan          2,697              7,202          (20,020)
Principal payments of Term Loans                             (8,375)            (5,250)          (7,980)
Proceeds from Acquisition Loans                              (3,125)            30,000           20,000
Payments for repurchase of common stock                          --                 --              (70)
Exercise of stock options                                        --                 --              155
Proceeds from issuance of common stock                           91             12,076            7,061
Payment of debt financing costs                                (703)            (1,016)              --
                                                          ---------------------------------------------
Net cash (used in) provided by financing activities          (9,871)            43,012           40,590

Effect of exchange rate changes on cash                          --                 (2)             (20)
                                                          ---------------------------------------------
(Decrease) increase in cash and cash equivalents
   for the year                                                (715)                94           (4,264)
Cash and cash equivalents at beginning of year                  888                794            5,058
                                                          ---------------------------------------------
Cash and cash equivalents at end of year                  $     173          $     888        $     794
                                                          =============================================



See accompanying notes.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements

                                February 26, 2000


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

On November 26, 1997, J.W. Childs Equity Partners, L.P. and certain other investors (collectively, the "Investors") acquired 89.6% of the outstanding shares of Holdings. In connection with such transaction, Holdings issued to the Investors 11,373,973 shares of $.01 par value common stock, for aggregate consideration of $73.8 million ($6.49 per share) and 17,600 shares of $.01 par value Series C redeemable preferred stock (the "Preferred Stock") and warrants to purchase 463,232 shares of Holdings' nonvoting common stock (the "Warrants") in exchange for aggregate consideration of $17.6 million. In addition, certain of Holdings' existing stockholders retained a portion of their existing shares of capital stock which had a total value of $8.6 million ($6.49 per share) and represent 10.4% of the outstanding shares of Holdings.

Holdings used such proceeds, together with a portion of the proceeds borrowed by its wholly-owned subsidiary, DESA, under new term loans and a working capital loan facility (the "Credit Facility") with Bank of America, formerly NationsBank, N.A., as administrative agent, to repurchase 89.6% of its outstanding common stock and nonvoting common stock for $157,706,000 ($6.53 per share, inclusive of $1,119,000 (or $.04 per share) relating to a purchase price adjustment for net working capital that was higher at the closing date than originally estimated at the measurement date). The remaining proceeds from the Credit Facility and the proceeds from the issuance by DESA of $130,000,000 of Senior Subordinated Notes were used to repay the outstanding amounts under Holdings' existing credit agreement (see Notes 4 and 6).

                            DESA Holdings Corporation

1. Organization and Basis of Presentation (continued)

The above described transactions have been accounted for as a recapitalization (the "Recapitalization") with all amounts paid to the former shareholders recorded as reductions in stockholders' equity (deficit).

Company Operations

Holdings is engaged in the manufacturing and marketing of various consumer product lines, including zone heating products and specialty products primarily throughout the United States and Europe. Two significant customers, which operate in the hardware homecenter industry, accounted for 25% and 13% of net sales, respectively, in fiscal year 2000, 29% and 11% of net sales, respectively, in fiscal year 1999 and 17% and 13% of net sales, respectively, in fiscal year 1998. The receivable balances from these two customers collectively represented 39% and 37% of Holdings' accounts receivable at February 26, 2000 and February 27, 1999.

Other than a small amount of goodwill, Holdings has no assets, operations or cash flows independent of DESA and, accordingly, separate financial statements for DESA have not been provided as management believes that such financial statements are not material to an investor. Holdings has fully and unconditionally guaranteed the Credit Facility and the Senior Subordinated Notes (see Note 4).

Summary of Significant Accounting Policies

Fiscal Year

Holdings' fiscal year ends on the Saturday closest to February 28. The fiscal years for the consolidated financial statements included herein ended on February 26, 2000 (52 weeks), February 27, 1999 (52 weeks) and February 28, 1998 (52 weeks).

                            DESA Holdings Corporation

1. Organization and Basis of Presentation (continued)

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

Inventories

Inventories are stated at the lower of cost or market. The cost of all inventories in the United States is valued using the last-in, first-out ("LIFO") method while the cost of all foreign inventories is valued using the first-in, first-out ("FIFO") method. Holdings believes the LIFO method results in a better matching of current costs with current revenues. At February 26, 2000 and February 27, 1999, approximately 81% and 82%, respectively, of the total inventories are costed at LIFO. The effect of using the LIFO method in fiscal years 2000, 1999 and 1998 was to increase pre-tax income by $1,551,000, $541,000 and $284,000, respectively.

If the LIFO method of valuing inventories was not used, total inventories would have been $2,749,000 and $1,198,000 lower than reported at February 26, 2000 and February 27, 1999, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized whereas maintenance and repairs are expensed as incurred. Upon disposition, the asset cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income.

                            DESA Holdings Corporation

1. Organization and Basis of Presentation (continued)

Depreciation of plant and equipment is determined on the straight-line basis over the following estimated useful lives:

Buildings and improvements                  33 years
Machinery and equipment                     5-12 years
Furniture and fixtures                      5-10 years
Tooling and molds                           2-3 years

Revenue Recognition

The Company records sales upon shipment of products to its customers.

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

Financing Costs

Financing costs are deferred and amortized using the interest method over the life of the related debt instrument. The amortization of these financing costs is included in other operating expenses in the consolidated statements of income.

                            DESA Holdings Corporation

1. Organization and Basis of Presentation (continued)

Goodwill

Goodwill is amortized on the straight-line basis over 40 years and is recorded at cost less accumulated amortization. Holdings reviews the recoverability of its goodwill by comparing the unamortized carrying value to anticipated undiscounted future cash flows. Any impairment is charged to expense when such determination is made. Accumulated amortization at February 26, 2000 and February 27, 1999 was $9,090,000 and $6,809,000, respectively, and amortization expense for fiscal years 2000, 1999 and 1998 was $2,281,000, $1,981,000 and
$1,168,000, respectively.

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

Derivative Financial Instruments

Gains and losses related to interest rate protection agreements used to convert floating rate debt to a fixed rate basis are recorded over the lives of the agreements as an adjustment to interest expense (see Note 5).

Holdings utilizes forward exchange foreign currency contracts to reduce foreign exchange risks that arise from exchange rate movements between the dates that foreign currency transactions for the purchase of inventories are entered into and the date they are

                            DESA Holdings Corporation

1. Organization and Basis of Presentation (continued)

consummated. Gains and losses related to qualifying hedges of foreign currency risk exposure are deferred and recorded as adjustments to the carrying amounts of the related assets when the hedge transactions occur.

Advertising Costs

Holdings expenses the costs of advertising as incurred. Advertising expense totaled approximately $3,345,000, $2,785,000 and $1,587,000 for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998, respectively,

Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 must first be applied in the first quarter of fiscal years that begin after June 15, 2000. FAS 133 will require Holdings to recognize all derivatives on the consolidated balance sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will immediately be recognized in earnings. Management does not believe that FAS 133 will have a significant effect on the earnings and financial position of the Company. The Company expects to adopt FAS 133 beginning in the first quarter of fiscal year 2002 which begins in March 2001.

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

                            DESA Holdings Corporation

2. Acquisitions

On February 4, 1998, Holdings purchased all of the issued and outstanding stock of Heath Holding Corp. ("Heath") for an aggregate purchase price of $42,365,000. The purchase price consisted of $40,365,000 in cash and a $2,000,000 junior subordinated note payable. In fiscal year 1999, Holdings incurred an additional $263,000 of expenses related to the acquisition of Heath. Such expenses have been included as an addition to goodwill. Heath is engaged in the manufacturing and distribution of motion-sensor lighting products and wireless home-controlled devices, all of which are included in the Specialty Products segment of the Company. Holdings accounted for such acquisition using the purchase method.

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
                                                            ==========


Certain adjustments were recorded during fiscal year1999 to finalize purchase accounting.

The acquisition of Heath was financed through the issuance by Holdings of 1,081,852 shares of its common stock to certain of the Investors, borrowings of $20,000,000 under the Bank of America Acquisition Loan Commitment, the issuance of a $2,000,000 note to H.I.G. Investment Group, L.P. and certain other note holders, and additional borrowings under the Bank of America Working Capital Loan Commitment. The goodwill related to the acquisition of Heath is being amortized over 40 years.

On August 19, 1998, the Company consummated two acquisitions. The Company acquired by merger Fireplace Manufacturers, Inc. ("FMI") for a net cash purchase price of $25,805,000. The purchase price includes non-compete agreements with certain executives of FMI covering a three year period for aggregate payments of $3,050,000. The Company also acquired certain of the assets of Universal Heating, Inc. ("UHI") through DESA U.S. Inc., which then merged

                            DESA Holdings Corporation

2. Acquisitions (continued)

into DESA, for a cash purchase price of $12,634,000, including non-compete payments of $1,998,000. The Company financed the two acquisitions through borrowings of $26,363,500 under the Credit Facility (Acquisition Loan B) and the issuance of common stock for $12,075,500.

The following summarizes the fair value of the assets acquired and liabilities assumed at August 19, 1998 for the two acquisitions (in thousands):

      Current assets                                   $ 4,450
      Property, plant and equipment                      1,201
      Other assets                                      15,734
      Goodwill                                          34,234
      Current liabilities                               (3,060)
      Long Term liabilities                            (14,120)
                                                      --------
                                                      $ 38,439
                                                      ========

Holdings accounted for such acquisitions using the purchase method and accordingly, certain adjustments were recorded during fiscal 2000 to finalize purchase accounting. The results of operations of such acquisitions have been included in Holdings' results of operations from the acquisition dates.

The following unaudited supplemental pro forma information is presented as if the acquisitions of FMI and UHI had been completed as of March 1, 1998 and March 2, 1997 and as if the acquisition of Heath had been completed as of March 2, 1997 (in thousands):

                                                  Fiscal year ended
                                           February 27,        February 28,
                                              1999                1998
                                           -------------------------------

  Net sales                                $329,944               $333,991
  Operating profit                           30,462                 34,519
  Income before extraordinary item              852                  7,119
  Net income                               $    852               $  4,811

                            DESA Holdings Corporation

3. Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $907,000 and $1,628,000 at February 26, 2000 and February 27, 1999, respectively.

4. Financing Arrangements

As part of the Recapitalization discussed in Note 1, Holdings entered into a new credit agreement on November 26, 1997 with Bank of America, UBS Securities LLC and Nationsbanc Montgomery Securities, Inc. (the "Lenders"), which was amended in May 1999, that consists of a Working Capital Loan Commitment of up to $75,000,000 (which includes a Swing-Line Loan Commitment of up to $5,000,000), a Term A Loan Commitment ("Term A Loan") of $50,000,000, a Term B Loan Commitment ("Term B Loan") of $50,000,000, an Acquisition Loan Commitment of up to
$20,000,000 and an Acquisition B Loan Commitment of up to $30,000,000 (collectively, the "Credit Facility"). Also, in connection with the Recapitalization, DESA issued $130,000,000 aggregate principal amount of Senior Subordinated Notes to qualified institutional buyers, as defined in Rule 144A under the Securities Exchange Act of 1933 (the "Senior Subordinated Notes").

The Credit Facility requires a Clean-Up Period, as defined, under the Working Capital Loan Commitment, for a period of 30 consecutive days occurring between January 1 and May 30 in each calendar year commencing January 1, 1998. During the Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and Swing Line loan advances outstanding shall not exceed $30,000,000. Holdings has already complied with the requirements of the Clean-Up Period occurring between January 1, 2000 and May 30, 2000.

Holdings had a balance of $250,000 drawn against the $5,000,000 Swing-Line Loan Commitment at February 26, 2000. The Swing-Line Loan, which accrues interest monthly at the prime rate plus 2.00% per annum, extends to the earlier of November 26, 2003 or 30 days after the requested borrowing. After the expiration of the Swing-Line Loan period, the $5,000,000 Commitment remains as part of the Working Capital Loan Commitment of $75,000,000.

The required annual payments under the Term A and Term B Loans are increased by 50% of any excess cash flows at the end of the fiscal year, as defined. An excess cash flow payment of $910,000 was required in fiscal 2000 which will be applied against the next scheduled principal payments.

                            DESA Holdings Corporation

4. Financing Arrangements (continued)

This credit agreement includes various restrictive covenants which, among other things, prohibit payment of dividends to common stockholders, set maximum limits on capitalized lease obligations and capital expenditures, require minimum consolidated EBITDA (as defined) levels, and set consolidated interest coverage, fixed charge coverage and leverage ratios. At February 26, 2000, Holdings complied with the all restrictive covenants required by the credit agreement. Substantially all of Holdings' consolidated assets are pledged under the Credit Facility and Senior Subordinated Notes.

Outstanding borrowings consist of the following (in thousands):

                                                           February 26,      February 27,
                                                              2000              1999
                                                           ------------------------------
9 7/8% Senior Subordinated Notes due 2007 (A)               $130,000           $130,000
Bank of America and various banks Term A Loan (B)             37,500             44,875
Bank of America and various banks Term B Loan (C)             47,750             48,750
Bank of America and various banks
   Working Capital Loan Commitment (D)                        25,379             22,682
Bank of America and various banks Acquisition Loan  (E)       18,750             20,000
Bank of America and various banks Acquisition B Loan  (F)     28,125             30,000
Note payable related to acquisition of Heath (G)               1,842              2,138
                                                            ---------------------------
Total outstanding borrowings                                 289,346            298,445
Less current portion of long-term debt                        23,500             13,307
                                                            ---------------------------
Total long-term debt                                        $265,846           $285,138
                                                            ===========================

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



                            DESA Holdings Corporation

             Notes to Consolidated Financial Statements (continued)


4. Financing Arrangements (continued)

(B)   The Term A Loan is payable in quarterly  installments  through November 26, 2003 and accrues  interest  at the prime  rate plus 2.0% or LIBOR  plus 3.0% at the option of
      DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period.  The weighted average interest rate was 8.03% and 7.85% in
      2000 and 1999, respectively. Once repaid, the Term A Loan may not be reborrowed.

(C)   The Term B Loan is payable in quarterly  installments through November 26, 2004, and accrues  interest  at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of
      DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period.  The weighted average interest rate was 8.52% and 8.27% in
      2000 and 1999, respectively. Once repaid, the Term B Loan may not be reborrowed.

(D)   The Working  Capital  Loan  Commitment  is payable at any time at the option of DESA prior to November 26, 2003 and accrues interest at the prime rate plus 2.0% or LIBOR plus 3.0%, at the option of DESA. The weighted  average  interest rate was 8.60% and
      7.96% in 2000 and 1999, respectively. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period.  DESA can utilize  letters of credit  under the  Working  Capital  Loan  Commitment  up to $10  million.  As of
      February  26,  2000 and  February  27,  1999,  letters of credit of  $1,497,000  and
      $718,000,  respectively, were outstanding under the Working Capital Loan Commitment.
      Borrowings  are  generally  limited  to  specific   percentages  of  eligible  trade
      receivables  and inventory.  Holdings pays commitment fees of 1/2 of 1% per annum on the daily unutilized Working Capital Loan Commitment.

(E)   The  Acquisition  Loan is payable in quarterly  installments  commencing in February
      2000 and extending through November 26, 2003 and accrues interest,  which is payable quarterly,  at the prime  rate plus 2.25% or LIBOR plus 3.25% at the option of DESA.
      The  weighted  average  interest  rate  was  8.22%  and  8.27%  in  2000  and  1999, respectively. Once repaid, the Acquisition Loan may not be reborrowed.

(F)   The Acquisition B Loan is payable in quarterly  installments  commencing in February
      2000 and extending through November 26, 2003 and accrues interest,  which is payable quarterly,  at the prime rate plus 2.25% or LIBOR plus 3.25%, at the option of DESA.
      The  weighted  average  interest  rate  was  8.05%  and  8.33%  in  2000  and  1999, respectively. Once paid, the Acquisition B Loan may not be reborrowed.



                            DESA Holdings Corporation

             Notes to Consolidated Financial Statements (continued)



 4. Financing Arrangements (continued)

(G)   The note payable is due on December 31, 2008 and accrues interest,  which is payable semi-annually  beginning June 30, 1998, at a rate of 7.5% per annum. DESA may elect, upon written notice,  to defer any interest  payments.  Such interest payments shall effectively convert to principal and accrue interest at a rate of 7.5% per annum. In fiscal  years  2000 and 1999,  $160,000  and  $138,000,  respectively,  of  interest payments  were  deferred and were  converted  into  principal.  In fiscal year 2000,
      $456,000 was deducted from the principal balance for certain payments made under the terms of the note.

In accordance with the terms of the Credit Facility, the ability of DESA to incur additional indebtedness is limited, as defined. At February 26, 2000, DESA can incur additional indebtedness of $36.7 million.

Cash payments for interest for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998 were $26,564,000, $30,514,000 and
$12,890,000, respectively.

The following table shows the required future repayments under the Company's financing arrangements (in thousands):

         Fiscal years ending:
            2001                                  $   23,500
            2002                                      23,500
            2003                                      23,500
            2004                                      60,604
            2005                                      26,400
            Thereafter                               131,842
                                                  ----------
                                                  $  289,346
                                                  ==========

5. Financial Instruments

Holdings' financial instruments recorded on the consolidated balance sheets include cash and cash equivalents, accounts receivable, accounts payable and debt obligations. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair market value.

                            DESA Holdings Corporation

5. Financial Instruments (continued)

The following table summarizes the carrying amounts and estimated fair values of Holdings' remaining financial instruments at February 26, 2000 and February 27, 1999 (bracketed amount represents an asset) (in thousands):

                                  February 26, 2000       February 27, 1999
                               -----------------------------------------------
                                 Carrying     Fair       Carrying     Fair
                                  Amount      Value       Amount      Value
                               -----------------------------------------------

Bank debt                       $ 157,504   $ 157,504   $ 166,307   $ 166,307
Senior subordinated notes         130,000      96,850     130,000     102,700
Note payable                        1,842       1,842       2,138       2,138
Interest rate swap agreements          --          --          --        (438)
Foreign exchange contracts             --         473          --         228

Methods and assumptions used in estimating fair values are as follows:

Bank Debt: The carrying amounts of DESA's variable rate bank borrowings for revolving loans and term loans approximate their fair values.

Senior Subordinated Notes: The fair value of DESA's fixed rate borrowings are estimated based on quoted market prices.

Note Payable: The carrying amount of Holdings' note payable approximates fair value because the effective rate of interest approximates the rate at which Holdings could borrow funds with similar remaining maturities.

Interest Rate Swap Agreements: The are no interest rate swap agreements in effect at February 26, 2000. The fair value of the interest rate swap agreements reflect the estimated amount that DESA would receive at February 27, 1999 if such contracts were terminated based on quoted market prices.

Foreign exchange contracts: The fair value of the foreign exchange contracts reflect the estimated amount that DESA would pay at February 26, 2000 and February 27, 1999 if such contracts were terminated based on quoted market prices.

                            DESA Holdings Corporation

5. Financial Instruments (continued)

Derivative Financial Instruments

In fiscal 1999, DESA entered into interest rate swap agreements with Bank of America to manage its exposure to interest rate fluctuations. The interest rate swap agreements effectively converted interest rate exposure from variable to fixed rates of interest without the exchange of the underlying principal amounts. The interest rate swap agreements provided for the payment by DESA of fixed rates of interest based on three month LIBOR. Notional principal amounts of these agreements total $125 million, of which $75 million terminated in November 1999 and $50 million was canceled at the option of Bank of America in February 2000. There was no payment or receipt upon the cancellation of the swap contract in February 2000. The notional amounts are used to measure the interest to be paid or received and do not represent the amount of exposure to credit loss. Net payments of $573,000 and $100,000 were recorded as adjustments to interest expense in fiscal years 2000 and 1999, respectively.

Foreign Exchange Contracts

At February 26, 2000, DESA had forward exchange foreign currency contracts, with maturities ranging from June 2000 to November 2000, to purchase approximately $4.9 million in foreign currencies to cover future payments to component suppliers.

6. Series C Redeemable Preferred Stock

Holdings is authorized to issue 40,000 shares of $.01 par value Preferred Stock which have no voting rights, except under limited conditions, as defined. Such Preferred Stock has a mandatory redemption date on November 30, 2009 at its liquidation value of $1,000 per share plus accrued and unpaid dividends. The liquidation value is adjustable based upon the occurrence of certain future events, as defined. Such Preferred Stock was initially recorded on the consolidated balance sheets at $14,598,000 (this amount is net of the fair value assigned to the Warrants of $3,002,000 -- see Note 8) and is being accreted to its face value of $17,600,000 over its term. The accretion of Preferred Stock is shown as a reduction to retained earnings (deficit) on the consolidated statements of stockholders' equity (deficit).

                            DESA Holdings Corporation

6. Series C Redeemable Preferred Stock (continued)

The holders of Preferred Stock are entitled to receive cumulative dividends at a rate of 12% per annum. Such dividends are payable as and when declared by Holdings' Board of Directors in cash or via the issuance of additional shares of Preferred Stock at a value of $1,000 per share if a cash dividend is not declared prior to any May 31 or November 30 before its redemption. In June and December 1999, Holdings issued 1,189 and 1,281 shares of Preferred Stock as dividends-in-kind. At February 26, 2000 and February 27, 1999, accrued dividends (included in other accrued liabilities) on such Preferred Stock were $421,000 or $18.74 per share and $381,000 or $19.06 per share, respectively.

7. Income Taxes

Significant components of Holdings' deferred tax liabilities and assets are as follows (in thousands):

                                              February 26,      February 27,
                                                  2000              1999
                                             -------------------------------
  Deferred tax liabilities:
     Depreciation and amortization            $ 1,167              $ 1,880
     Inventory reserves, including LIFO         1,023                  454
                                              ----------------------------
   Total gross deferred tax liabilities         2,190                2,334
  Deferred tax assets:
     Allowance for doubtful accounts              362                  514
     Accrued expenses                           2,292                2,076
     Net operating loss carryforwards             913                3,002
     Other--net                                   198                   98
                                              ----------------------------
   Total gross deferred tax assets              3,765                5,690
  Valuation allowance                            (621)                (621)
                                              ----------------------------
  Net deferred tax (assets)                   $  (954)             $(2,735)
                                              ============================

Shown in consolidated balance sheets as:

 Current deferred tax (assets)                $(1,743)             $(2,137)
 Noncurrent deferred tax liability (assets)       789                 (598)
                                              ----------------------------
 Net deferred tax (assets)                    $  (954)             $(2,735)
                                              ============================

                            DESA Holdings Corporation

7. Income Taxes (continued)

Holdings has federal net operating loss carryforwards of approximately $833,000 available to offset future taxable income which expire in 2019. Holdings also has $8,000 of Federal minimum tax credit carryforwards which have an unlimited carryforward period and state net operating loss carryforwards of $27 million which expires in 2001 and 2002. The Federal net operating loss and minimum tax credit carryforwards acquired in the acquisition of Heath are subject to limitations imposed by the Internal Revenue Code.

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

The provision for income taxes consists of the following (in thousands):

                                                Fiscal Year
                                    2000           1999            1998
                                 ---------------------------------------
        Current:
          Federal                 $ 2,367       $   438         $ 2,530
          State and local             936            --             648
          Foreign                     451           457             908
                                  -------------------------------------
                                    3,754           895           4,086
        Deferred:
          Federal                   1,731           215             (38)
          State and local              51            56               2
                                  -------------------------------------
                                    1,782           271             (36)
                                  -------------------------------------
                                  $ 5,536       $ 1,166         $ 4,050
                                  =====================================

                            DESA Holdings Corporation

7. Income Taxes (continued)

The income statement classification of the provision (benefit) for income taxes is as follows (in thousands):

                                                  Fiscal Year
                                       2000          1999          1998
                                     ------------------------------------

Income tax expense attributable to
   continuing operations             $ 5,536       $ 1,166       $ 5,545
Extraordinary item                        --            --        (1,495)
                                     -----------------------------------
                                     $ 5,536       $ 1,166       $ 4,050
                                     ===================================

Included in earnings before income tax expense and extraordinary item for the years ended February 26, 2000, February 27, 1999 and February 28, 1998 are foreign earnings of $706,000, $2,739,000 and $1,249,000, respectively.

Undistributed earnings of Holdings' foreign subsidiaries amounted to approximately $7,207,000 and $6,860,000 at February 26, 2000 and February 27, 1999, respectively. Approximately $6,468,000 of those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, Holdings would be subject to both U.S. income taxes (net of foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that these permanently reinvested earnings are distributed, it is estimated that U.S. federal and state income taxes, net of foreign tax credits, of approximately $2,052,000 would be due.

The effective income tax rate differs from the statutory rate as follows (in thousands):

                                                        Fiscal Year
                                             2000          1999          1998
                                           ------------------------------------

Federal income tax at statutory rate       $ 3,685       $   876        $ 3,908
State income tax, net of federal benefit       663            36            591
Foreign income taxes (benefit)                 204          (502)           471
Goodwill amortization                          787           599            387
Other--net                                     197           157            188
                                           ------------------------------------
Provision for income taxes                 $ 5,536       $ 1,166        $ 5,545
                                           ====================================

                            DESA Holdings Corporation

7. Income Taxes (continued)

Cash payments for income taxes for the years ended February 26, 2000, February 27, 1999 and February 28, 1998 were $2,914,112, $1,883,000 and $5,154,000, respectively.


8. Stockholders' Equity (Deficit)

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

Stock Option Plan

In March 1998, Holdings adopted the 1998 Stock Option Plan, which was subsequently amended and restated in September 1998. The 1998 Stock Option Plan terminates in ten years from its date of inception and provides for the issuance of incentive options or nonqualified stock options for 1,462,222 shares of common stock. The stock options may be granted to key employees, as defined, as determined by the Compensation Committee of the Board of Directors, and the term of the options cannot exceed ten years from the grant date, except for employees who own stock possessing more than 10% of the combined voting power of all classes of stock of Holdings, for whom the term of the options is five years. Certain options

                            DESA Holdings Corporation

8. Stockholders' Equity (Deficit) (continued)

vest as follows: 5% at the end of year one, 10% at the end of year two, 60% at the end of year three, 80% at the end of year four and 100% at the end of year five. The other options vest in nine years and six months from the date of grant and are subject to acceleration provisions based upon the attainment of certain future financial performance goals as defined in the agreements.

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

The following is a summary of Holdings' incentive options under the 1998 Stock Option Plan:

                                                            Number of
                                                              Shares
                                                            ----------

     Outstanding at February 28, 1998                               --

     Granted on March 19, 1998 at $6.49 per share              177,000
     Granted on July 17, 1998 at $6.49 per share                10,750
     Granted on September 1, 1998 at $6.49 per share         1,179,777
     Canceled in fiscal 1999                                   (13,000)
                                                            ----------

     Outstanding at February 27, 1999                        1,354,527

     Granted on April 13, 1999 at $6.50 per share               10,000
     Granted on July 17, 1999 at $6.50 per share                81,750
     Cancelled in fiscal 2000                                 (619,133)
                                                            ----------
     Outstanding at February 26, 2000                          827,144
                                                            ==========

10,946 of the options were exercisable at February 26, 2000.

                            DESA Holdings Corporation

8. Stockholders' Equity (Deficit) (continued)

Of these above options issued, 214,000 options vest as follows: 5% at the end of year one, 10% at the end of year two, 60% at the end of year three, 80% at the end of year four and 100% at the end of year five. The other options vest in nine years and six months from the date of grant and are subject to acceleration provisions based upon the attainment of certain future financial performance goals. As of February 26, 2000, the performance goals for certain of the options have been met and, as such, 6,308 performance based options vested on February 26, 2000.

Holdings accounts for its stock based compensation awards following the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") for stock issued to employees. APB 25 requires compensation expense to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Holdings' stock based awards consist of stock options with an exercise price equal to market price on the date of grant. As such, Holdings has not recorded compensation expense in connection with these awards.

The weighted average fair value of an option granted for the year ended February 26, 2000 , and February 27, 1999 was $1.96 and $2.42. The fair value of the options was estimated at the date of grant using a minimum value method and the following assumptions:

                                                Fiscal Year
                                     2000           1999          1998
                                   ---------------------------------------

     Risk-free interest rate        5.94%           5.32%          6.31%
     Average life                   6 years         5 years        3 years
     Dividend yield                 0%              0%             0%

                            DESA Holdings Corporation

8. Stockholders' Equity (Deficit) (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Holdings' pro forma net income is as follows (in thousands):

                                                          Fiscal Year
                                                 2000        1999        1998
                                                -------------------------------

     Pro forma net (loss) income available
       for common stockholders                  $2,148     $(1,280)     $2,700

Shares Reserved for Issuance

At February 26, 2000, 635,078 shares of common stock were reserved for the exercise and future grant of stock options. At February 26, 2000 and February 27, 1999, 90,604 shares of common stock were reserved for issuance upon conversion of the nonvoting common stock. At February 26, 2000 and February 27, 1999, 463,232 shares of nonvoting common stock were reserved for issuance upon exercise of outstanding warrants.

9. Pension Plans

All eligible salaried employees are covered by a defined contribution plan ("401k"). After an employee has been employed for six months, Holdings contributes 2 1/2% of their salary (2% of salary prior to September 1, 1999). Holdings matches an additional 50% of participant contributions up to a maximum contribution of 3% (Holdings matched an additional 50% of participant contributions up to a maximum contribution of 1% prior to September 1, 1999). The cost of this plan was $632,000, $366,000 and $325,000 for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998, respectively.

Holdings has a defined benefit pension plan covering substantially all of its industrial employees. The defined benefits are calculated at the initial application date as the present value of benefits credited with respect to service before that date. Holdings' funding policy is consistent with the requirements of federal laws and regulations.

                            DESA Holdings Corporation

9. Pension Plans (continued)

Assets of the 401k and deferred benefit pension plans are invested in securities of governmental agencies, common stocks, insurance contracts and mutual funds.

The following table sets forth the funded status of Holdings' defined benefit plan and the amount recognized in Holdings' consolidated balance sheets as of February 26, 2000 and February 27, 1999 (in thousands):

                                                   2000           1999
                                                ------------------------
Change in benefit obligation
Benefit obligation at beginning of year          $ 2,805        $ 2,217
 Service cost                                        130            120
 Interest cost                                       201            170
 Amendments                                           --            194
 Actuarial loss                                       73            161
 Benefits paid                                       (63)           (57)
                                                 ----------------------
Benefit obligation at end of year                  3,146          2,805
                                                 ----------------------

Change in plan assets
Fair value of plan assets at beginning of year     2,983          2,665
Actual return on plan assets                          89            210
Employer contributions                               150            165
Benefits paid                                        (63)           (57)
                                                 ----------------------
Fair value of plan assets at end of year           3,159          2,983

Reconciliation of funded status of the plan
Funded status of the Plan                             13            178
 Unrecognized net actuarial loss                     434            198
 Unrecognized net transition liability                12             18
 Unrecognized prior service cost                     268            306
                                                 ----------------------
Net prepaid asset                                $   727        $   700
                                                 ======================

                            DESA Holdings Corporation

9. Pension Plans (continued)

                                                         Fiscal Year
                                                2000       1999         1998
                                             --------------------------------

     Weighted average assumptions
     Discount rate                              7.75%      7.25%        7.50%
     Expected return on plan assets             9.00       9.00         9.00

A summary of Holdings' net periodic pension cost related to the defined benefit plan for fiscal years 2000, 1999 and 1998 is as follows (in thousands):

                                                         Fiscal Year
                                                    2000     1999     1998
                                                   ------------------------

   Service cost--benefits earned during the year   $ 130    $ 120    $  94
   Interest cost on projected benefit obligation     201      170      149
   Expected return on plan assets                   (253)    (218)    (181)
   Net amortization and deferral                      44       33       25
                                                   -----------------------
   Net pension cost                                $ 122    $ 105    $  87
                                                   =======================

10. Extraordinary Item

In connection with the Recapitalization (see Note 1), Holdings recorded an extraordinary loss of $2,308,000, net of an income tax benefit of $1,495,000, related to the write-off of the unamortized balance of deferred financing costs associated with a prior refinancing.

11. Lease Commitments

Holdings leases certain machinery and equipment for periods up to five years, expiring between 2001 and 2005, and office and manufacturing facilities for periods up to ten years, expiring between 2001 and 2010, under operating lease agreements. Total rent expense for fiscal years 2000, 1999 and 1998 was approximately $4,808,000, $3,299,000 and $2,718,000, respectively. Certain of the leases contain renewal and escalation options for periods up to ten years after the initial term of the lease.

                            DESA Holdings Corporation

11. Lease Commitments (continued)

Future minimum lease payments under all noncancellable operating leases at February 26, 2000 are as follows (in thousands):

                Fiscal years ending:
                   2001                                   $    4,041
                   2002                                        3,408
                   2003                                        2,795
                   2004                                        2,492
                   2005                                        2,282
                   Thereafter                                  7,587
                                                          ----------
                Total minimum lease payments               $  22,605
                                                          ==========

12. Other Assets

Other assets as of February 26, 2000 and February 27, 1999 consist of the following, net of related amortization (in thousands). Accumulated amortization at February 26, 2000 and February 27, 1999 was $7,777 and $4,017, respectively:

                                                       2000          1999
                                                  --------------------------

     Non-compete agreements                        $    2,797     $    4,219
     Trademarks and intellectual property               9,205          9,903
     Deferred financing costs                           9,310         10,230
     Other                                                954            898
                                                   -------------------------
                                                   $   22,266     $   25,250
                                                   =========================
                                      F-31

                            DESA Holdings Corporation

13. Segment Information


Holdings is organized into two primary product categories: (a) zone heating products, which include indoor room heaters, hearth products and outdoor heaters and (b) specialty products, which include specialty tools and home security products.

Holdings evaluates performance and allocates resources based on the reportable segments operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1).

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

                            DESA Holdings Corporation

13. Segment Information (continued)

Operational results and other financial data for the two business segments for the years ended February 26, 2000, February 27, 1999 and February 28, 1998 are presented below (in thousands):

                                    Zone
                                   Heating    Specialty   General
                                   Products    Products  Corporate     Total
                                 --------------------------------------------

 Year ended February 26, 2000
Net sales                          $218,820   $175,104   $     --    $393,924
Operating profit (loss)              27,195     17,373     (5,185)     39,383
Depreciation and amortization         6,185      2,642      1,648      10,475
Segment assets                      121,359     95,993     12,425     229,777
Capital expenditures                  4,033      1,468         28       5,529

Year ended February 27, 1999
Net sales                           177,815    139,422         --     317,237
Operating profit (loss)              19,239     15,412     (4,285)     30,366
Depreciation and amortization         4,904      2,072      1,611       8,587
Segment assets (2)                  107,227     81,029     15,096     203,352
Capital expenditures                  3,675        694         93       4,462

Year ended February 28, 1998 (1)
Net sales                           173,753     50,416         --     224,169
Operating profit (loss)              28,428      5,435     (5,371)     28,492
Depreciation and amortization         3,143        481      1,088       4,712
Segment assets (1)                   68,650     71,128     15,858     155,636
Capital expenditures                  4,619        744        112       5,475

   (1)--Reflects acquisition of home security business, which was acquired on February 4, 1998--see Note 2.

   (2)--Reflects acquisitions of FMI and UHI, which were acquired on August 19, 1998--see Note 2.

                            DESA Holdings Corporation

13. Segment Information (continued)

Financial information relating to Holdings' operations by geographic area is as follows (in thousands):

                                                 Net Sales
                              ------------------------------------------------
                                             Fiscal Year Ended
                              February 26,       February 27,     February 28,
                                 2000               1999              1998
                              ------------------------------------------------

United States                   $374,419          $294,581          $206,194
Foreign                           19,505            22,656            17,975
                                --------------------------------------------
Consolidated                    $393,924          $317,237          $224,169
                                ============================================


                                             Long-Lived Assets
                              ------------------------------------------------
                                             Fiscal Year Ended
                              February 26,       February 27,     February 28,
                                 2000               1999              1998
                              ------------------------------------------------
United States                   $132,134          $122,086          $ 87,878
Foreign                              646               679               600
                                --------------------------------------------
Consolidated                    $132,780          $122,765          $ 88,478
                                ============================================


14. Related Party Transactions

Pursuant to the 1998 Recapitalization, Holdings entered into management agreements with J.W. Childs Associates L.P. and UBS Capital Management Inc. (the "Advisors") which provide for aggregate annual management fees of $240,000 as consideration for ongoing consulting and management advisory services. Under these agreements, the Advisors were paid an aggregate of $88,000, $284,000 and $81,000 in fiscal years 2000, 1999 and 1998, respectively. Payments may be made to the extent permitted by the Credit Facility and Indenture. The agreements extend for a period of five years upon which they shall automatically extend for successive periods of one year each, unless terminated by Holdings or the Advisors.

                            DESA Holdings Corporation

15. Litigation

Holdings is subject to legal proceedings and claims which arise in the ordinary course of its business and have not been formally adjudicated. In the opinion of management, settlement of these actions when ultimately concluded will not have a material adverse effect on the results of operations, cash flows or financial condition of Holdings.

16. Summarized Financial Information of DESA International, Inc. (Unaudited)

DESA International, Inc. is the issuer of the 9 7/8% Senior Subordinated Notes. Holdings has not presented separate financial statements and other disclosures concerning DESA International, Inc. because management has determined that such information is not material to holders of the Senior Subordinated Notes.

The following summarized consolidated financial information is being provided for DESA International, Inc. as of February 26, 2000 and February 27, 1999 and for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998.

Summarized consolidated balance sheet information (in thousands):


                                     February 26,        February 27,
                                         2000                1999
                                     --------------------------------

Assets
Current assets                         $205,265            $187,892
Net fixed assets                         16,696              15,633
Goodwill, net                            92,713              80,744
Deferred tax assets                          --                 598
Other assets                             22,266              25,250
                                       ----------------------------
                                       $336,940            $310,117
                                       ============================

                            DESA Holdings Corporation

16. Summarized Financial Information of DESA International, Inc. (Unaudited) (continued)

Liabilities and stockholders' equity (deficit)
Current liabilities                              $  78,554    $  51,939
Long-term debt                                     134,004      153,000
9 7/8% Senior Subordinated Notes                   130,000      130,000
Deferred tax liabilities                               789           --
Other liabilities                                   14,840          599
Stockholders' equity (deficit)                     (21,247)     (25,421)
                                                 ----------------------
                                                 $ 336,940    $ 310,117
                                                 ======================

Summarized consolidated statements of operations information (in thousands):

                                             Fiscal Year Ended
                              February 26,       February 27,     February 28,
                                 2000               1999              1998
                              ------------------------------------------------



Net sales                      $393,924           $317,237          $224,169
Income before income taxes       10,719              2,698            11,198
Net income                        5,182              1,532             3,345 (1)

(1)--Includes an extraordinary loss of $2,308,000, net of an income tax benefit of $1,405,000

17. Subsequent Events

Subsequent Acquisition

On April 3, 2000, DESA acquired the assets of Trine Products Company ("Trine") located in Bronx, New York for an aggregate purchase price of $11,097,000. The acquisition was financed through the issuance by Holdings of 769,231 shares of its common stock to certain of the Investors and borrowings of $6,000,000 under the Credit Facility as amended (Acquisition Loan C). Trine's annual sales for their most recent year-end were approximately $25 million. Trine produces a complete line of door chimes, and accessories for residential and commercial applications. Trine products are sold through mass merchants, home centers, retail chains and hardware cooperatives.



                                           SCHEDULE II - Valuation and Qualifying Accounts
                                                      DESA International, Inc.

              COL. A                   COL. B                          COL. C                       COL. D            COL. E
                                                        -------------------------------------
                                                                      Additions
------------------------------------------------------------------------------------------------------------------------------------
                                        Balance at        Charged (credited)      Charged to Other     Deductions -  Balance at
           Description              Beginning of Period   to Costs and Expenses   Accounts-Describe     Describe     End of Period
------------------------------------------------------------------------------------------------------------------------------------

Year Ended February 26, 2000:
   Deducted from assets accounts:
      Allowance for doubtful accounts   $ 1,628,000        $(608,000)                                   $ 113,000 (1)    $  907,000


Year Ended February 27, 1999:
   Deducted from assets accounts:
      Allowance for doubtful accounts     1,517,000           49,000               202,000 (2)            140,000 (1)     1,628,000


Year Ended February 28, 1998:
   Deducted from assets accounts:
      Allowance for doubtful accounts       936,000         (143,000)              747,000 (3)             23,000 (1)     1,517,000




---------------------------

(1)   Uncollectible accounts written off, net of recovery.

(2)   Part of net assets acquired from FMI.

(3)   part of net assets acquired from Health Holding Corp.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DESA Holdings Corporation

                                 By:      W. Michael Clevy /s/
                                 Name:    W. Michael Clevy
                                 Title:   Chief Executive Officer
                                          and President and Director
                                 Dated:   May 26, 2000

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                     Title                               Date

                           Chief Executive Officer and
W. Micheal Clevy /s/       President and Director                   May 26, 2000
W. Michael Clevy           (Principal Executive Officer)

Raymond B. Rudy /s/        Chairman                                 May 26, 2000
Raymond B. Rudy

John W. Childs /s/         Director                                 May 26, 2000
John W. Childs

Adam L. Suttn /s/          Director                                 May 26, 2000
Adam L. Suttin

Michael Greene /s/         Director                                 May 26, 2000
Michael Greene

Joseph J. Incadela /s/     Director                                 May 26, 2000
Joseph J. Incandela

James E. Ashton /s/        Director                                 May 26, 2000
James E. Ashton

Terry G. Scariot /s/       Director                                 May 26, 2000
Terry G. Scariot

                           Senior Vice President, Chief
                           Financial Officer
Stephen L. Clanton /s/     (Principal Accounting and                May 26, 2000
Stephen L. Clanton         Financial Officer)