Form 10-Q
period 2000-06-03
DESA HOLDINGS CORP
filed 2000-07-13
CIK 1051362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fourteen week period ended June 3, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                       Commission File Number 333-44969-01

                            DESA HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                  61-1251518
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

As of June 30, 2000, there were 16,333,070 shares of Registrant's Common Stock, $.01 par value per share, and 90,604 shares of the Registrant's Nonvoting Common Stock, $.01 par value per share, outstanding.



                            DESA HOLDINGS CORPORATION
                                    FORM 10-Q
                                  June 3, 2000

                                      INDEX


                                                                                            Page

PART I          Financial Information


Item 1.           Consolidated Financial Statements (Unaudited)
                  Consolidated Balance Sheets - June 3, 2000 and February 26, 2000             3
                  Consolidated Statements of Operations - Fourteen Weeks ended
                           June 3, 2000 and Thirteen Weeks ended May 29, 1999                  4
                  Consolidated Statements of Stockholders' Equity (Deficit) -
                           Fourteen Weeks ended June 3, 2000                                   5
                  Consolidated  Statements  of Cash  Flows  -  Fourteen  Weeks  ended
                           June  3,  2000  and  Thirteen Weeks ended May 29, 1999              6
                  Notes to Consolidated Financial Statements                                   7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                              12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                  14

PART II           Other Information                                                           16

Item 2.           Changes in Securities and Use of Proceeds                                   16

Item 6.           Exhibits and Reports on Form 8-K                                            16

                  Signatures                                                                  17

                                           DESA HOLDINGS CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                                                                 June 3,         February 26,
                                                                                   2000             2000
                                                                              ---------------   --------------
                                                                              (in thousands)    (in thousands)
                                                                               (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                                                 $     854          $     173
     Accounts receivable, net                                                     44,782             32,921
     Inventories:
        Raw materials                                                                681                209
        Work-in-process                                                           13,175              9,756
        Finished goods                                                            69,615             50,192
                                                                               ---------          ---------
                                                                                  83,471             60,157
     Deferred tax assets                                                           1,743              1,743
     Other current assets                                                          2,961              2,003
                                                                               ---------          ---------
Total current assets                                                             133,811             96,997

Property, plant and equipment:
     Land                                                                            526                525
     Buildings and improvements                                                    6,397              6,294
     Machinery and equipment                                                      40,692             39,361
     Furniture and fixtures                                                        1,090              1,090
                                                                               ---------          ---------
                                                                                  48,705             47,270
     Less accumulated depreciation                                                31,560             30,574
                                                                               ---------          ---------
                                                                                  17,145             16,696

Goodwill, net                                                                     94,284             93,818
Other assets                                                                      21,310             22,266
                                                                               ---------          ---------
Total assets                                                                   $ 266,550          $ 229,777
                                                                               =========          =========
Liabilities and stockholders' equity (deficit)
Current liabilities:
     Accounts payable                                                          $  46,421          $  37,040
     Accrued interest                                                              7,026              5,233
     Other accrued liabilities                                                     8,037             13,225
     Current portion of long-term debt                                            52,303             23,500
                                                                               ---------          ---------
Total current liabilities                                                        113,787             78,998

Long-term debt                                                                   267,950            265,846
Other liabilities                                                                 15,881             15,629
                                                                               ---------          ---------
Total liabilities                                                                397,618            360,473

Commitments and contingencies

Series C redeemable preferred stock, $.01 par value; authorized--
     40,000 shares; issued and outstanding--22,461 shares at June 3,
     2000 and at February 26, 2000 (liquidation preference - $23,606,000
     at June 3, 2000 and $22,882,000 at February 26, 2000)                        20,002             19,937

Stockholders' equity (deficit):
     Common stock, $.01 par value; authorized--50,000,000 shares; issued and outstanding-- 16,333,070 shares at June 3, 2000 and 15,562,656 shares
     at February 26, 2000                                                            164                155

     Nonvoting  common stock,  $.01 par value;  authorized--3,000,000 shares; issued and outstanding--90,604 shares at June 3, 2000
     and February 26, 2000                                                             1                  1

     Capital in excess of par value                                              103,074             98,075
     Carryover predecessor basis adjustment                                      (32,309)           (32,309)
     Accumulated deficit                                                        (219,809)          (214,518)
     Accumulated other comprehensive loss                                         (2,191)            (2,037)
                                                                               ---------          ---------
Total stockholders' equity (deficit)                                            (151,070)          (150,633)
                                                                               ---------          ---------
Total liabilities and stockholders' equity (deficit)                           $ 266,550          $ 229,777
                                                                               =========          =========

See accompanying notes

                            DESA HOLDINGS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                   (Unaudited)




                                               Fourteen Weeks     Thirteen Weeks
                                                   Ended              Ended
                                                June 3, 2000       May 29, 1999
                                               --------------    ---------------

Net sales                                         $ 70,619           $ 62,793
Cost of sales                                       49,627             44,451
                                                  --------           --------
Gross profit                                        20,992             18,342

Operating costs and expenses:
     Selling                                        15,142             12,635
     General and administrative                      4,416              3,602
     Other                                           1,734              1,524
                                                  --------           --------
                                                    21,292             17,761
                                                  --------           --------

Operating (loss) profit                               (300)               581

Interest expense                                     8,192              6,628
                                                  --------           --------
Loss before benefit for income taxes                (8,492)            (6,047)

Benefit for income taxes                            (3,990)            (2,659)
                                                  --------           --------

Net loss                                            (4,502)            (3,388)

Plus dividends and accretion on preferred stock        789                663
                                                  --------           --------
Loss applicable to common stockholders            $ (5,291)          $ (4,051)
                                                  ========           ========


See accompanying notes


                                                      DESA HOLDINGS CORPORATION
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                           (in thousands)

                                                             (Unaudited)

                                                                     Carryover                         Cumulative
                                          Nonvoting    Capital in   Predecessor                          Other            Total
                               Common       Common     Excess of       Basis         Accumulated       Comprehensive  Stockholders'
                                Stock       Stock      Par Value    Adjustment         Deficit            Loss           Deficit
                             ------------------------------------------------------------------------------------------------------

Balance at
February 26, 2000               $155           $1      $98,075      ($32,309)        ($214,518)         ($2,037)       ($150,633)

Comprehensive loss:

  Net Loss                                                                              (4,502)                           (4,502)

  Net change in
     foreign currency
     translation adjustment                                                                                (154)            (154)
                                                                                                                       ----------

Comprehensive loss                                                                                                        (4,656)
                                                                                                                       ----------

Accretion of preferred stock                                                               (65)                              (65)

Dividends on preferred stock                                                              (724)                             (724)

Issuance of common stock           9                     4,999                                                             5,008


                             ----------------------------------------------------------------------------------        ----------
Balance at
June 3, 2000                    $164           $1     $103,074      ($32,309)        ($219,809)         ($2,191)       ($151,070)

                             ==================================================================================        ==========


See accompanying notes

                                           DESA HOLDINGS CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                  (Unaudited)



                                                                            Fourteen Weeks     Thirteen Weeks
                                                                                Ended               Ended
                                                                             June 3, 2000       May 29, 1999
                                                                           ----------------    ---------------

Cash flows from operating activities
Net loss                                                                      $ (4,502)          $ (3,388)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation                                                                  986                959
     Amortization                                                                1,590              1,481
     Equity in undistributed earnings of joint venture                             (51)               (39)
     Change in operating assets and liabilities, net of
               effects of acquisition:
        Accounts receivable, net                                                (6,250)            (3,826)
        Inventories                                                            (17,280)           (16,110)
        Other current assets                                                      (825)                26
        Accounts payable                                                         7,136             12,754
        Accrued interest                                                         1,794              3,273
        Other accrued liabilities                                               (2,084)            (1,155)
        Income taxes payable                                                    (4,452)            (3,251)
        Other liabilities                                                          169                (49)
                                                                              --------           --------
Net cash used in operating activities                                          (23,769)            (9,325)
                                                                              --------           --------


Investing activities
Capital expenditures                                                              (438)            (1,604)
Dividends received from joint venture                                               65                 52
Net cash paid for acquisition of businesses                                    (11,090)                --
Other                                                                               (1)              (224)
                                                                              --------           --------
Net cash used in investing activities                                          (11,464)            (1,776)
                                                                              --------           --------


Financing activities

Increase in working capital loan                                                32,742             13,516
Decrease in note payable                                                        (1,842)                --
Principal payments of term loans                                                (2,868)            (1,875)
Principal payments of acquisition loans                                         (3,125)                --
Proceeds from acquisition loans                                                  6,000                 --
Issuance of common stock                                                         5,007                 25
Payment of debt financing costs                                                     --               (688)
                                                                              --------           --------
Net cash provided by financing activities                                       35,914             10,978

Effect of exchange rates on cash                                                    --                 (2)
                                                                              --------           --------
Decrease in cash and cash equivalents for the period                               681               (125)

Cash and cash equivalents at beginning of period                                   173                888
                                                                              --------           --------
Cash and cash equivalents at end of period                                    $    854           $    763
                                                                              ========           ========


See accompanying notes

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1. Basis of Presentation

The interim consolidated financial statements for the fourteen week period ending June 3, 2000 and thirteen week period ending May 29, 1999 presented herein have not been audited by independent public accountants. In the opinion of management of DESA Holdings Corporation (with its consolidated subsidiaries, "Company" or "Holdings"), all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the results of operations for the periods have been included. Interim results are not necessarily indicative of results for a full year.

Sales of the Company's zone heating products follow seasonal patterns that affect the Company's results of operations. Demand for the Company's zone heating products has been historically highest in the third quarter, as consumers prepare for winter. Consequently, the Company's net sales and the Company's fiscal operating profit have also been historically highest during the Company's fiscal third quarter. Management believes that the Company's results of operations will continue to follow this pattern; there can be no assurance, however, that third quarter results will always surpass those of the first and second quarters, or that any improvement shown will be as great as that shown in previous years. In particular, unusually warm weather in the fall may reduce demand for zone heating products.

The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated balance sheet presented as of February 26, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes thereto included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reported period. Actual results can differ from those estimates.

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Summarized Financial Information of DESA International, Inc.

DESA is the issuer of the 9 7/8% Senior Subordinated Notes. The Company has not presented separate financial statements and other disclosures concerning DESA because management has determined that such information is not material to holders of the Senior Subordinated Notes.

The following summarized consolidated financial information is being provided for DESA as of June 3, 2000 and February 26, 2000, and for the fourteen weeks ended June 3, 2000 and thirteen weeks ended May 29, 1999.

Summarized consolidated balance sheet information (in thousands):

                                           June 3,             February 26,
                                            2000                   2000
                                        -------------         -------------
Assets:
Current assets                           $ 239,220              $ 205,265
Net fixed assets                            17,145                 16,696
Goodwill, net                               93,187                 92,713
Other assets                                21,310                 22,266
                                         ---------              ---------
                                         $ 370,862              $ 336,940
                                         =========              =========

Liabilities and stockholders' deficit:
Current liabilities                      $ 112,607              $  78,554
Long-term debt                             137,950                134,004
9 7/8% Senior Subordinated Notes           130,000                130,000
Other liabilities                           16,187                 15,629
Stockholders' deficit                      (25,882)               (21,247)
                                         ---------              ---------
                                         $ 370,862              $ 336,940
                                         =========              =========

Summarized consolidated statements of operations information (in thousands):


                                           June 3,              May 29,
                                             2000                 1999
                                       (Fourteen Weeks)     (Thirteen Weeks)
                                       --------------------------------------
Net Sales                                   70,619               62,793
Loss before benefit for income taxes       (8,492)              (5,999)
Loss applicable to common stockholders     (5,291)              (4,358)

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3. Financing Arrangements

Outstanding borrowings consist of the following (in thousands):

                                                             June 3,     February 26,
                                                              2000           2000
                                                          ---------------------------

9 7/8% Senior Subordinated Notes due 2007 (A)              $130,000       $130,000
Bank of America and various banks Term A Loan (B)            35,000         37,500
Bank of America and various banks Term B Loan (C)            47,423         47,750
Bank of America and various banks Term C Loan (D)             5,959             --
Bank of America and various banks Working Capital Loan
      Commitment (E)                                         58,121         25,379
Bank of America and various banks Acquisition Loan (F)       17,500         18,750
Bank of America and various banks Acquisition B Loan (G)     26,250         28,125
Note payable related to acquisition of Heath (H)                 --          1,842
                                                           --------       --------
Total outstanding borrowings                                320,253        289,346
Less current portion of long-term debt                       52,303         23,500
                                                           --------       --------
Total long-term debt                                       $267,950       $265,846
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

(B) The Term A Loan is payable in quarterly installments through November 26, 2003, and accrues interest at the prime rate plus 2.00% or LIBOR plus 3.00% at the option of DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 9.38% in first quarter 2001 and 8.03% in fiscal year 2000. Once repaid, the Term A Loan may not be reborrowed.

(C) The Term B Loan is payable in quarterly installments through November 26, 2004, and accrues interest at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 9.38% in first quarter 2001 and 8.52% in fiscal year 2000. Once repaid, the Term B Loan may not be reborrowed.

(D) The Term C Loan is payable in quarterly installments and commenced in May 2000 and extends through November 26, 2003, and accrues interest at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 9.52% in first quarter 2001. Once repaid, the Term C Loan may not be reborrowed.

(E) The Working Capital Loan Commitment is payable at any time at the option of Holdings prior to November 26, 2003, and accrues interest at the prime rate plus 2.00% or LIBOR plus 3.00%, at the option of DESA. The weighted average interest rate was 9.88% in first quarter 2001 and 8.60% in fiscal year 2000. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. DESA can utilize letters of credit under the Working Capital Loan

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         Commitment up to $10 million. As of June 3, 2000 and February 26, 2000, letters of credit of $9.2 million and $1.5 million were outstanding under the Working Capital Loan Commitment. Borrowings are generally limited to specific percentages of eligible trade receivables and inventory. Holdings pays commitment fees of 1/2 of 1% per annum on the daily unutilized Working Capital Loan Commitment.

(F) The Acquisition Loan is payable in quarterly installments and commenced in February 2000 and extends through November 26, 2003, and accrues interest, which is payable quarterly, at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of DESA. The weighted average interest rate was 9.50% in first quarter 2001 and 8.22% in fiscal year 2000. Once repaid, the Acquisition Loan may not be reborrowed.

(G) The Acquisition B Loan is payable in quarterly installments and commenced in February 2000 and extends through November 26, 2003 and accrues interest, which is payable quarterly, at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of DESA. The weighted average interest rate was 9.44% in first quarter 2001 and 8.05% in fiscal year 2000. Once repaid, the Acquisition B Loan may not be reborrowed.

(H) The note payable is due on December 31, 2008 and accrues interest, which is payable semi-annually beginning June 30, 1998, at a rate of 7.5% per annum. DESA may elect, upon written notice, to defer any interest payments, in which event such interest payments shall effectively convert to principal and accrue interest at a rate of 7.5% per annum. In March 2000, the loan was fully satisfied through reductions of principal for certain payments made under the terms of the note.

In accordance with the terms of the Credit Facility, the ability of the Company to incur additional indebtedness is limited, as defined. At June 3, 2000, the Company can incur additional indebtedness of $7.7 million.

4. Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

                                      June 3,           May 29,
                                        2000              1999
                                     (Fourteen         (Thirteen
                                       Weeks)            Weeks)
                                    ----------------------------
Net loss                             $(4,502)          $(3,388)
Net change in foreign currency
      translation adjustment            (154)             (218)
                                     -------           -------
                                     -------           -------
Comprehensive loss                   $(4,656)          $(3,606)
                                     =======           =======

As of June 3, 2000 and May 29, 1999 the cumulative other comprehensive loss consisted solely of the Company's foreign currency translation adjustment.

5. Segment Information

In March 2000, the Company reorganized into three divisions. Each division is comprised of dedicated operational resources required to support their specific product and geographic categories, and shared administrative resources for certain corporate functions. The divisions are: (a) zone heating division, which includes indoor room heaters, hearth products and outdoor heaters sold in the United States, (b) specialty products division, which includes specialty tools and home security products sold in the United States and

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


all products sold in Canada and (c) international division, which includes zone heating and specialty products sold in all geographic areas other than the United States and Canada. Zone heating division and specialty products division are reportable segments.

Identifiable assets are those assets of the Company that are identified with the operations in each segment. Prior amounts have been reclassified to conform to the current year's presentation. Operating results and other financial data for the business segments for the periods ended June 3, 2000 and May 29, 1999 are presented below (in thousands):

                                                      Specialty
                                      Zone Heating    Products
                                        Division      Division       Other         Total
                                      ----------------------------------------------------

Fourteen weeks ended June 3, 2000:
Net sales                            $  23,869       $  46,034      $     716    $  70,619
Operating profit (loss)                 (3,752)          4,312           (860)        (300)
Depreciation and amortization            1,750             770             56        2,576
Identifiable assets                    136,228         122,592          7,730      266,550
Capital expenditures                       364              74              0          438

Thirteen weeks ended May 29, 1999:
Net sales                               20,406          41,580            807       62,793
Operating profit (loss)                 (4,161)          5,454           (712)         581
Depreciation and amortization            1,764             624             52        2,440
Identifiable assets                    116,365         101,642          4,977      222,984
Capital expenditures                       850             754              0        1,604


6. Acquisition

On April 3, 2000, DESA acquired the assets of Trine Products Company ("Trine") located in Bronx, New York for consideration of approximately $11.1 million, subject to an adjustment for the final determination of acquired working capital. The Company financed the acquisition through borrowings of $6.0 million and the issuance of common stock for $5.0 million. The Company accounted for such acquisition using the purchase method.

                            DESA HOLDINGS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This quarterly report on Form 10-Q of DESA Holdings Corporation (the "Company"), which includes its consolidated subsidiaries unless the context indicates otherwise, contains statements that constitute forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this report and include statements regarding the strategies, plans, beliefs or current expectations of the Company and its management and other statements that are not historical facts. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those set forth in such forward looking statements as a result of various factors. Such factors include, but are not limited to, the Company's vulnerability to adverse general economic and industry conditions because of its leverage, the Company's ability to obtain future financing on acceptable terms, the Company's ability to integrate acquired companies and to complete acquisitions on satisfactory terms, the demand and price for the Company's products relative to production costs and the seasonality of the Company's business. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect errors or circumstances that occur after the date hereof.

The following discussion of the Company's results of operations and financial condition for the fourteen week period ended June 3, 2000 and the thirteen week period ended May 29, 1999, should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as for the fiscal year ended February 26, 2000, included in the Company's Annual Report on Form 10-K.

Overview

In March 2000, the Company reorganized into three divisions. Each division is comprised of dedicated operational resources required to support their specific product and geographic categories, and shared administrative resources for certain corporate functions. The divisions are: (a) zone heating division, which includes indoor room heaters, hearth products and outdoor heaters sold in the United States, (b) specialty products division, which includes specialty tools and home security products sold in the United States and all products sold in Canada and (c) international division, which includes zone heating and specialty products sold in all geographic areas other than the United States and Canada. The Company records sales upon shipment of products to its customers. Net sales constitute gross sales net of an accrual for returns and allowances and cash discounts.

Sales of the Company's zone heating products follow seasonal patterns that affect the Company's results of operations. Demand for the Company's zone heating products has been historically highest in the third quarter, as consumers prepare for winter. Consequently, the Company's net sales and the Company's fiscal operating profit have also been historically highest during the Company's fiscal third quarter. Management believes that the Company's results of operations will continue to follow this pattern; there can be no assurance, however, that third quarter results will always surpass those of the first and second quarters, or that any improvement shown will be as great as that shown in previous years. In particular, unusually warm weather in the fall may reduce demand for zone heating products.

Sales of the Company's specialty products do not follow a significant seasonal pattern and are not affected by weather patterns. Historically, these sales have followed a relatively level quarterly pattern.

On April 3, 2000, DESA acquired the assets of Trine Products Company ("Trine") located in Bronx, New York for consideration of approximately $11.1 million, subject to an adjustment for the final determination of acquired working capital. The Company financed the acquisition through borrowings of $6.0 million and the issuance of common stock for $5.0 million. Trine's annual sales for their most recent year-end (June 30, 1999) were approximately $25 million. Trine produces a complete line of door chimes, and accessories for residential and commercial applications. Trine products are sold through mass merchants, home centers, retail chains and hardware cooperatives.

Results of Operations

Fourteen Week Period Ended June 3, 2000, Compared to the Thirteen Week Period Ended May 29, 1999

Net sales. Net sales in the fourteen weeks ended June 3, 2000 ("first quarter 2001") were $70.6 million, an increase of 12.5% or $7.8 million compared to the thirteen weeks ended May 29, 1999 ("first quarter 2000"). Zone heating division had net sales of $23.9 million in first quarter 2001, an increase of 17.0% or $3.5 million from the first quarter 2000. This increase is primarily due to increased indoor heating and hearth product sales volumes. Specialty products division had net sales of $46.0 million in the first quarter 2001, an increase of 10.7% or $4.5 million over first quarter 2000, due to an increase in home security product sales and the acquisition of Trine, offset by a reduction in generator sales.

Cost of Sales. Cost of sales for first quarter 2001 was $49.6 million, an increase of $5.2 million or 11.6% from first quarter 2000. The increase was attributable to the higher unit sales for the period. Cost of sales was 70.3% of net sales in first quarter 2001 compared to 70.8% for first quarter 2000.

Selling, General and Administrative Expenses. For first quarter 2001, selling, general and administrative expenses were $21.3 million, an increase of $3.5 million or 19.9% from first quarter 2000. The proportional increase is primarily attributable to selling costs associated with the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 30.2% for first quarter 2001 compared to 28.3% in first quarter 2000. The increase as a percent of sales is primarily the result of the timing of sales related costs, a change in the product and customer mix related to sales program costs compared to first quarter 2000, and higher administrative costs compared to first quarter 2000.

Operating Profit. The operating loss was $.3 million for first quarter 2001 compared to an operating profit of $.6 million for first quarter 2000, a decrease of $.9 million. Operating loss attributable to zone heating products was $3.8 million for first quarter 2001, a reduction of $.4 million or 9.8% from first quarter 2000. The reduction is primarily the result of increased sales and favorable changes in sales mix. Specialty products operating profit was $4.3 million for the first quarter 2001, a decrease of $1.1 million or 21% from first quarter 2000. This decrease is primarily attributable to incremental costs related to the inclusion of Trine and increased sales program costs.

EBITDA. EBITDA for the first quarter 2001 was $2.3 million, a decrease of $.7 million or 24.6% from first quarter 2000. EBITDA is defined as income (loss) before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles.

Interest Expense. Interest expense for first quarter 2001 was $8.2 million, an increase of $1.6 million from first quarter 2000. The increase is primarily attributable to market interest rate increases and higher levels of working capital borrowing in support of increased sales.

Income Tax. The income tax rate was 47% for first quarter 2001, an increase of 3% compared to the first quarter 2000 rate of 44%. The increase is primarily due to an increase in non-deductible goodwill during fiscal year 2001.

Net Loss. The net loss was $4.5 million for first quarter 2001 compared to a net loss of $3.4 million for first quarter 2000, an increase of $1.1 million. The increase is primarily attributable to higher selling, general and administrative expenses and interest, offset by increased sales volumes and related margins.

Liquidity and Capital Resources

The Company's primary cash needs have been for working capital, capital expenditures and debt service requirements. The Company's sources of liquidity have been cash flows from operations and borrowings under its revolving credit facilities. The Company's business is subject to a pattern of seasonal fluctuation. The Company's needs for working capital and the corresponding debt levels tend to peak in the second and third fiscal quarters. The amount of sales generated during the second and third fiscal quarters generally depends upon a number of factors, including the level of retail sales for heating products during the prior winter, current fall weather conditions affecting the level of sales of heating products, general economic conditions, and other factors beyond the Company's control.

Net cash used in operating activities for first quarter 2001 was $23.8 million compared to net cash used of $9.4 million for first quarter 2000. This increased use of cash in first quarter 2001 was primarily due to higher sales and production in first quarter 2001 that resulted in increased accounts receivable and inventory, offset by higher accounts payable.

Net cash used in investing activities was $11.5 million for first quarter 2001, compared to $1.8 million in first quarter 2000. The use of cash for investing activities reflects the acquisition of Trine for $11.1 million. Net cash provided by financing activities in first quarter 2001 was $35.9 million, compared to $11.0 million for first quarter 2000. Cash provided by financing activities reflects the proceeds of a term loan and sale of common stock related to the Trine acquisition, and an increase in the working capital loan associated with the net increase in working capital.

The Credit Facility provides for commitments in an aggregate amount of up to $207.2 million. Borrowings outstanding under the Credit Facility were $190.3 million on June 3, 2000. Outstanding letters of credit and foreign currency contracts established to facilitate merchandise purchases were $9.2 million and $4.5 million, respectively, on June 3, 2000. The Company had the ability to incur additional indebtedness of $7.7 million at June 3, 2000 under the Credit Facility. The Company is in compliance with all its covenants under the Credit Facility.

The Company expects that capital expenditures during fiscal 2001 will be approximately $5.0 million. Capital expenditures are expected to be funded from internally generated cash flows and by borrowings under the Credit Facility.

Management believes that cash flow from operations, availability under the Credit Facility and the J.W. Childs guaranteed facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. Additionally, the Company reviews potential acquisitions and relationships from time to time and may be required to seek additional debt to fund any acquisition. The Credit Facility requires a Clean-Up Period, as defined, under the Working Capital Loan Commitment, for a period of 30 consecutive days occurring between January 1 and May 30 in each calendar year commencing January 1, 1998. During the Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and Swing Line loan advances outstanding shall not exceed $30,000,000 for any Clean-Up Period. As of June 3, 2000, approximately $28.1 million of working capital borrowings have been classified as current as a result of the Clean-Up requirement. Such amount may be reborrowed after compliance with the Clean-Up Period. The Company's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, make desired acquisitions, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company also has limited foreign currency risk associated with its Canadian, European, and Hong Kong operations. A portion of the Company's operations consists of purchasing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States and Hong Kong, purchases products in Europe, China, and Japan and sells the products primarily in the United States, Canada, and Europe. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. The Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and the value of the foreign currencies. Interest rate and foreign currency transactions are used only to the extent considered necessary to meet the Company's objectives. The Company does not utilize derivative financial instruments for trading or other speculative purposes. There have been no material changes in the market risk to which the Company is exposed since the end of the Company's preceding fiscal year.

Interest Rate Risk

The Company's interest rate risk management objective is to limit the impact of interest rate changes on its earnings and cash flow and to lower its overall borrowing cost. To achieve its objectives, the Company regularly evaluates the amount of its variable rate debt as a percentage of its aggregate debt. The Company manages its exposure to interest rate fluctuations in its variable rate debt through periodic review of the cost of interest rate swap agreements and interest rate cap agreements relative to the perceived interest rate risk. At June 3, 2000, the Company did not have an interest rate swap or interest rate cap agreement in place.

The following table summarizes the carrying amounts and estimated fair values the Company's remaining financial instruments at June 3, 2000 and February 26, 2000 (bracketed amount represents an asset):

                                               June 3, 2000                     February 26, 2000
                                       Carrying          Fair Value        Carrying         Fair Value
                                        Amount                              Amount
                                     ------------------------------------------------------------------
                                                                 (in thousands)
Bank debt                              $190,253           $190,253          $157,504          $157,504
Senior subordinated notes               130,000            100,750           130,000            96,850
Note payable                                 --                 --             1,842             1,842
Foreign exchange contracts                   --                603                --               473

Based on the average outstanding amount of variable rate indebtedness of the Company in FY 2000 a one percentage point change in the interest rates for the Company's variable rate debt would have impacted the Company's fiscal 2000 interest expense by an aggregate of approximately $1.9 million.

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

PART II           Other Information


Item 2.  Changes in Securities and Use of Proceeds

On March 19, 2000, options representing 1,183 common shares were exercised and shares were issued to employees at an aggregate sale price of $7,700. On April 7, 2000, 769,231 shares were issued to certain employees and shareholders at an aggregate sale price of $5,000,000. These shares are exempt from registration under Section 4(2) of the Securities Act.



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


                               DESA HOLDINGS CORPORATION

                               By:

Dated: July 13, 2000           /s/ Stephen L. Clanton
                               Stephen L. Clanton
                               Chief Financial Officer
                               (Principal Financial Officer and
                                   Chief Accounting Officer)