Form 10-Q
period 2000-09-02
DESA HOLDINGS CORP
filed 2000-10-11
CIK 1051362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the thirteen week period ended September 2, 2000

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

As of October 6, 2000, there were 16,372,566 shares of Registrant's Common Stock, $.01 par value per share, and 90,604 shares of the Registrant's Nonvoting Common Stock, $.01 par value per share, outstanding.

                            DESA HOLDINGS CORPORATION
                                    FORM 10-Q
                                September 2, 2000

                                      INDEX

                                                                                     PAGE

PART I   Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets - September 2, 2000 and February 26, 2000         2
         Consolidated Statements of Operations - Thirteen and Twenty-seven Weeks       3
                  ended September 2, 2000 and Thirteen and Twenty-six Weeks
                  ended August 28, 1999
         Consolidated Statements of Stockholders' Equity (Deficit)-Twenty-seven        4
                  Weeks ended September 2, 2000
         Consolidated Statements of Cash Flows - Twenty-seven Weeks                    5
                  ended September 2, 2000 and Twenty-six Weeks
                     ended August 28, 1999
         Notes to Consolidated Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition and              12
                     Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   15

PART II  Other Information

Item 2.  Changes in Securities and Use of Proceeds                                    17

Item 6.  Exhibits and Reports on Form 8-K                                             17

         Signatures                                                                   18

                                             DESA HOLDINGS CORPORATION

                                            CONSOLIDATED BALANCE SHEETS

                                                                                 September 2,          February 26,
                                                                                     2000                  2000
                                                                                --------------        --------------
                                                                                (in thousands)        (in thousands)
                                                                                 (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                    $     955           $     173
      Accounts receivable, net                                                        80,526              32,921
      Inventories:
          Raw materials                                                                  692                 209
          Work-in-process                                                             15,719               9,756
          Finished goods                                                              68,169              50,192
                                                                                   ---------           ---------
                                                                                      84,580              60,157
      Deferred tax assets                                                              1,743               1,743
      Other current assets                                                             3,300               2,003
                                                                                   ---------           ---------
Total current assets                                                                 171,104              96,997

Property, plant and equipment:
      Land                                                                               526                 525
      Buildings and improvements                                                       6,399               6,294
      Machinery and equipment                                                         41,292              39,361
      Furniture and fixtures                                                           1,117               1,090
                                                                                   ---------           ---------
                                                                                      49,334              47,270
      Less accumulated depreciation                                                   32,926              30,574
                                                                                   ---------           ---------
                                                                                      16,408              16,696
Goodwill, net                                                                         96,214              93,818
Other assets                                                                          20,408              22,266
                                                                                   ---------           ---------
Total assets                                                                       $ 304,134           $ 229,777
                                                                                   =========           =========

Liabilities and stockholders' equity (deficit)
Current liabilities:
      Accounts payable                                                             $  64,898           $  37,040
      Accrued interest                                                                 3,889               5,233
      Other accrued liabilities                                                       15,119              13,225
      Current portion of long-term debt                                               68,124              23,500
                                                                                   ---------           ---------
Total current liabilities                                                            152,030              78,998

Long-term debt                                                                       265,250             265,846
Other liabilities                                                                     15,715              15,629
                                                                                   ---------           ---------
Total liabilities                                                                    432,995             360,473

Commitments and contingencies

SeriesC redeemable preferred stock, $.01 par value;  authorized--
      40,000 shares; issued and outstanding-- 23,805 shares at September 2,
      2000 and at February 26, 2000 (liquidation preference - $24,306,000a
      at September 2, 2000 and $22,882,000 at February 26, 2000)                      21,410              19,937

Stockholders' equity (deficit):
      Common stock, $.01 par value; authorized-- 50,000,000 shares; issued and
      outstanding-- 16,372,566 shares at September 2, 2000 and 15,562,656 shares         164                 155
      at February 26, 2000

      Nonvoting common stock,  $.01 par value;  authorized-- 3,000,000 shares; issued and outstanding-- 90,604 shares at September 2, 2000
      and February 26, 2000                                                                1                   1

      Capital in excess of par value                                                 103,330              98,075
      Carryover predecessor basis adjustment                                         (32,309)            (32,309)
      Accumulated deficit                                                           (218,880)           (214,518)
      Accumulated other comprehensive loss                                            (2,577)             (2,037)
                                                                                   ---------           ---------
Total stockholders' equity (deficit)                                                (150,271)           (150,633)
                                                                                   ---------           ---------
Total liabilities and stockholders' equity (deficit)                               $ 304,134           $ 229,777
                                                                                   =========           =========

See accompanying notes


                                                     DESA HOLDINGS CORPORATION

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (in thousands)

                                                            (Unaudited)




                                                   Thirteen Weeks      Thirteen Weeks      Twenty-seven Weeks     Twenty-six Weeks
                                                        Ended               Ended                 Ended                Ended
                                                  September 2, 2000    August 28, 1999      September 2, 2000     August 28, 1999
                                                  -----------------    ----------------    ------------------     -----------------

Net sales                                             $ 110,622           $  97,924           $ 181,241              $ 160,717
Cost of sales                                            72,347              65,349             121,974                109,800
                                                      ---------           ---------           ---------              ---------
Gross profit                                             38,275              32,575              59,267                 50,917

Operating costs and expenses:
     Selling                                             20,261              16,559              35,403                 29,194
     General and administrative                           4,621               3,446               9,037                  7,048
     Other                                                1,727               1,540               3,461                  3,064
                                                      ---------           ---------           ---------              ---------
                                                         26,609              21,545              47,901                 39,306
                                                      ---------           ---------           ---------              ---------

Operating profit                                         11,666              11,030              11,366                 11,611

Interest expense                                          8,420               7,334              16,612                 13,962
                                                      ---------           ---------           ---------              ---------
Income (loss) before provision
    (benefit) for income taxes                            3,246               3,696              (5,246)                (2,351)

Provision (benefit) for income taxes                      1,552               1,720              (2,438)                  (939)
                                                      ---------           ---------           ---------              ---------

Net income (loss)                                         1,694               1,976              (2,808)                (1,412)

Less dividends and accretion on preferred stock             764                 685               1,553                  1,348
                                                      ---------           ---------           ---------              ---------
Income (loss) applicable to common stockholders       $     930           $   1,291           $  (4,361)             $  (2,760)
                                                      =========           =========           =========              =========



See accompanying notes



                                                      DESA HOLDINGS CORPORATION
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                           (in thousands)

                                                            (Unaudited)

                                                                        Carryover                    Accumulated
                                              Nonvoting   Capital in   Predecessor                      Other              Total
                                   Common      Common      Excess of      Basis      Accumulated    Comprehensive      Stockholders'
                                   Stock        Stock      Par Value   Adjustment      Deficit           Loss             Deficit
                                   -------------------------------------------------------------------------------------------------

Balance at
February 26, 2000                   $155        $1          $98,075     ($32,309)     ($214,518)       ($2,037)          ($150,633)

Comprehensive loss:

  Net Loss                                                                               (2,808)                            (2,808)

  Net change in
     foreign currency
     translation adjustment                                                                               (540)               (540)
                                                                                                                          --------

Comprehensive loss                                                                                                          (3,348)
                                                                                                                          --------


Accretion of preferred stock                                                               (130)                              (130)

Dividends on preferred stock                                                             (1,424)                            (1,424)

Issuance of common stock               9                      5,255                                                          5,264


                                   ---------------------------------------------------------------------------            --------
Balance at
September 2, 2000                   $164        $1         $103,330     ($32,309)     ($218,880)       ($2,577)          ($150,271)
                                   ===========================================================================            ========

See accompanying notes


                                                  DESA HOLDINGS CORPORATION
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (in thousands)

                                                         (Unaudited)



                                                                             Twenty-seven Weeks          Twenty-six Weeks
                                                                                    Ended                      Ended
                                                                              September 2, 2000           August 28, 1999
                                                                            ---------------------       ------------------
Cash flows from operating activities
Net loss                                                                           $ (2,808)                  $ (1,412)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                   2,352                      2,305
       Amortization                                                                   3,214                      2,980
       Equity in undistributed earnings of joint venture                               (102)                      (119)
       Change in operating assets and liabilities, net of
                 effects of acquisition:
            Accounts receivable, net                                                (43,419)                   (33,881)
            Inventories                                                             (19,062)                   (27,542)
            Other current assets                                                     (1,164)                      (811)
            Accounts payable                                                         25,613                     21,337
            Accrued interest                                                         (1,308)                       568
            Other accrued liabilities                                                 3,390                      4,592
            Income taxes payable                                                     (2,722)                      (910)
            Other liabilities                                                             3                        176
                                                                                   --------                   --------
Net cash used in operating activities                                               (36,013)                   (32,717)
                                                                                   --------                   --------


Investing activities
Capital expenditures                                                                 (1,064)                    (2,918)

Dividends received from joint venture                                                    65                        106
Net cash paid for acquisition of businesses                                         (11,448)                         0
Other                                                                                    15                       (390)
                                                                                   --------                   --------
Net cash used in investing activities                                               (12,432)                    (3,202)
                                                                                   --------                   --------


Financing activities

Increase in working capital loan                                                     38,544                     38,930
Increase in Guaranteed Line of Credit                                                 9,900                          0
Decrease in note payable                                                             (1,878)                       (64)
Principal payments of term loans                                                     (4,200)                    (1,875)
Principal payments of acquisition loans                                              (4,375)                         0
Proceeds from acquisition loans                                                       6,000                          0
Issuance of common stock                                                              5,264                         25
Payment of debt financing costs                                                         (23)                      (703)
                                                                                   --------                   --------
Net cash provided by financing activities                                            49,232                     36,313

Effect of exchange rate changes on cash                                                  (5)                        (5)
                                                                                   --------                   --------
Increase in cash and cash equivalents for the period                                    782                        389

Cash and cash equivalents at beginning of period                                        173                        888
                                                                                   --------                   --------
Cash and cash equivalents at end of period                                         $    955                   $  1,277
                                                                                   ========                   ========


See accompanying notes

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation

The interim consolidated financial statements for the periods presented herein have not been audited by independent auditors. In the opinion of management of DESA Holdings Corporation (with its consolidated subsidiaries, "Company" or "Holdings"), all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the results of operations for the periods have been included. Interim results are not necessarily indicative of results for a full year.

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

2. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DESA International, Inc. ("DESA") and all of its wholly-owned subsidiaries, including DESA Industries of Canada, Inc., DESA Europe BV, DESA Industries of V.I., Inc., Heath Company Limited and Desico, S.A. De C.V. All significant intercompany accounts and transactions have been eliminated. DESA's 50% interest in a joint venture is accounted for using the equity method.

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

The following summarized consolidated financial information is being provided for DESA as of September 2, 2000 and February 26, 2000, and for the thirteen and twenty-seven weeks ended September 2, 2000 and thirteen and twenty-six weeks ended August 28, 1999.

Summarized consolidated balance sheet information (in thousands):

                                         September 2,         February 26,
                                             2000                 2000
                                        ----------------------------------
Assets:
Current assets                           $ 275,987             $ 205,265
Net fixed assets                            16,408                16,696
Goodwill, net                               95,125                92,713
Other assets                                20,408                22,266
                                         -------------------------------
                                         $ 407,928             $ 336,940
                                         ===============================

Liabilities and stockholders' deficit:
Current liabilities                      $ 151,529             $  78,554
Long-term debt                             135,250               134,004
9 7/8% Senior Subordinated Notes           130,000               130,000
Other liabilities                           15,715                15,629
Stockholders' deficit                      (24,566)              (21,247)
                                         -------------------------------
                                         $ 407,928             $ 336,940
                                         ===============================

Summarized consolidated statements of operations information (in thousands):


                                  September 2,        August 28,           September 2,        August 28,
                                      2000               1999                  2000               1999
                                   (Thirteen          (Thirteen           (Twenty-seven        (Twenty-six
                                     Weeks)             Weeks)                Weeks)             Weeks)
                               ------------------------------------    -------------------------------------
Net Sales                         $ 110,622           $  97,924             $ 181,241          $ 160,717
Income (loss) before
   income taxes                   $   3,254           $   3,745             $  (5,216)         $  (2,254)
Income (loss) applicable
   to common stockholders         $   1,702           $   2,025             $  (2,778)         $  (1,315)

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3. Financing Arrangements

Outstanding borrowings consist of the following (in thousands):

                                                                     September 2,         February 26,
                                                                         2000               2000
                                                                ---------------------------------------

9 7/8% Senior Subordinated Notes due 2007 (A)                        $130,000            $130,000
Bank of America and various banks Term A Loan (B)                      34,000              37,500
Bank of America and various banks Term B Loan (C)                      47,250              47,750
Bank of America and various banks Term C Loan (D)                       5,800                  --
Bank of America and various banks Working Capital Loan
      Commitment (E)                                                   63,924              25,379
Bank of America and various banks Acquisition Loan (F)                 17,000              18,750
Bank of America and various banks Acquisition B Loan (G)               25,500              28,125
Note payable related to acquisition of Heath (H)                           --               1,842
Guaranteed Line of Credit (I)                                           9,900                  --
                                                                     --------            --------
Total outstanding borrowings                                          333,374             289,346
Less current portion of long-term debt                                 68,124              23,500
                                                                     --------            --------
Total long-term debt                                                 $265,250            $265,846
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

(B)  The Term A Loan is payable in quarterly  installments  through November 26, 2003, and accrues  interest  at the prime  rate plus 2.00% or LIBOR plus 3.00% at the option of
     DESA.  Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR  period.  The weighted  average  interest rate was 9.47% in year to date fiscal 2001 and 8.03% in fiscal year 2000. Once repaid,  the Term A Loan may not be reborrowed.

(C)  The Term B Loan is payable in quarterly  installments  through November 26, 2004, and accrues  interest  at the prime  rate plus 2.25% or LIBOR plus 3.25% at the option of
     DESA.  Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR  period.  The weighted  average  interest rate was 9.72% in year to date fiscal 2001 and 8.52% in fiscal year 2000. Once repaid,  the Term B Loan may not be reborrowed.

(D)  The Term C Loan is payable in quarterly  installments  and  commenced in May 2000 and extends through  November 26, 2003, and accrues interest at the prime rate plus 2.25%
     or LIBOR plus 3.25% at the option of DESA.  Interest is payable on a quarterly  basis under the prime rate option or at the end of each LIBOR period.  The weighted average interest rate was 9.68% in year to date fiscal 2001. Once repaid, the Term C Loan may not be reborrowed.

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(E)  The Working  Capital Loan Commitment is payable at any time at the option of Holdings prior to November  26,  2003,  and  accrues  interest at the prime rate plus 2.00% or
     LIBOR plus 3.00%, at the option of DESA. The weighted average interest rate was 9.41%
     in year to date fiscal  2001 and 8.60% in fiscal year 2000.  Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period.  DESA can utilize  letters of credit under the Working  Capital Loan  Commitment  up to $10 million.  As of September  2, 2000 and  February 26, 2000,  letters of credit of $8.7 million and $1.5 million were outstanding  under the Working Capital Loan Commitment.
     Borrowings  are  generally   limited  to  specific   percentages  of  eligible  trade
     receivables  and inventory.  Holdings pays  commitment fees of 1/2 of 1% per annum on the daily unutilized Working Capital Loan Commitment.

(F)  The Acquisition Loan is payable in quarterly installments which commenced in February
     2000 and extend  through  November 26, 2003, and accrues  interest,  which is payable quarterly,  at the prime  rate plus  2.25% or LIBOR plus 3.25% at the option of DESA.
     The weighted average interest rate was 9.69% in year to date fiscal 2001 and 8.22% in fiscal year 2000. Once repaid, the Acquisition Loan may not be reborrowed.

(G)  The  Acquisition  B Loan is payable in  quarterly  installments  which  commenced  in
     February 2000 and extend  through  November 26, 2003 and accrues  interest,  which is payable quarterly,  at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of
     DESA. The weighted  average interest rate was 9.74% in year to date 2001 and 8.05% in fiscal year 2000. Once repaid, the Acquisition B Loan may not be reborrowed.

(H)  The note payable is due on December 31, 2008 and accrues  interest,  which is payable semi-annually at a rate of 7.5% per annum.  DESA may elect,  upon written notice,  to defer any interest payments,  in which event such interest payments shall effectively convert to principal and accrue  interest at a rate of 7.5% per annum. In March 2000, the loan was fully  satisfied  through  reductions of principal for certain  payments made under the terms of the note.

(I)  The Guaranteed Line of Credit loan is payable at any time at the option of DESA prior to March 5,  2001,  and  accrues  interest  at the prime rate plus .25% or LIBOR plus
     1.75%,  at the option of DESA.  Interest  is payable on a  quarterly  basis under the prime rate option or at the end of each LIBOR period.  The weighted  average interest rate was 8.64% in year to date fiscal 2001.

In accordance with the terms of the Credit Facility, the ability of the Company to incur additional indebtedness is limited, as defined. At September 2, 2000, the Company can incur additional indebtedness of $2.4 million.

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4. Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following (in thousands):

                                  September 2,          August 28,           September 2,           August 28,
                                      2000                 1999                  2000                  1999
                                    (Thirteen            (Thirteen           (Twenty-seven          (Twenty-six
                                     Weeks)               Weeks)                Weeks)                Weeks)
                                  ------------------------------------------------------------------------------
Net income (loss)                   $ 1,694              $ 1,976                $(2,808)             $(1,412)
Net change in foreign
   currency translation
   adjustment                          (386)                 (84)                  (540)                (302)
                                  --------------------------------------------------------------------------
Comprehensive
   income (loss)                    $ 1,308              $ 1,892                $(3,348)             $(1,714)
                                  --------------------------------------------------------------------------

As of September 2, 2000 and August 28, 1999 the accumulated other comprehensive loss consisted solely of the Company's foreign currency translation adjustment.

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

Identifiable assets are those assets of the Company that are identified with the operations in each segment. Prior amounts have been reclassified to conform to the current year's presentation. Operating results and other financial data for the business segments for the periods ended September 2, 2000 and August 28, 1999 are presented below (in thousands):


                                                               Specialty
                                            Zone Heating        Products
                                              Division          Division           Other           Total
                                             --------------------------------------------------------------

Thirteen weeks ended September 2, 2000:
Net sales                                     $ 63,726         $ 44,715         $  2,181          $110,622
Operating profit (loss)                          8,782            3,506             (622)           11,666
Depreciation and amortization                    2,112              822               56             2,990
Identifiable assets                            166,226          129,575            8,333           304,134
Capital expenditures                               391               97              138               626

Thirteen weeks ended August 28, 1999:
Net sales                                     $ 48,764         $ 46,549         $  2,611          $ 97,924
Operating profit (loss)                          5,699            5,634             (303)           11,030
Depreciation and amortization                    2,142              652               51             2,845
Identifiable assets                            141,938          113,063            9,415           264,416
Capital expenditures                             1,059              255                0             1,314



                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




                                                               Specialty
                                            Zone Heating        Products
                                              Division          Division           Other           Total
                                             --------------------------------------------------------------


Twenty-seven weeks ended September 2, 2000:
Net sales                                     $ 87,595         $ 90,749         $  2,897          $181,241
Operating profit (loss)                          5,030            7,818           (1,482)           11,366
Depreciation and amortization                    3,862            1,592              112             5,566
Identifiable assets                            166,226          129,575            8,333           304,134
Capital expenditures                               755              171              138             1,064

Twenty-six weeks ended August 28, 1999:
Net sales                                     $ 69,170         $ 88,129         $  3,418          $160,717
Operating profit (loss)                          1,538           11,088           (1,015)           11,611
Depreciation and amortization                    3,906            1,276              103             5,285
Identifiable assets                            141,938          113,063            9,415           264,416
Capital expenditures                             2,196              722                0             2,918


6. Acquisition

On April 3, 2000, DESA acquired the assets of Trine Products Company ("Trine") located in Bronx, New York for consideration of approximately $11.0 million. The Company financed the acquisition through borrowings of $6.0 million and the issuance of common stock for $5.0 million. The Company accounted for such acquisition using the purchase method and has preliminarily allocated the purchase price to the net assets acquired based on estimated fair values. The results of operations have been included in Holdings' results of operations from the acquisition date.

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

The following discussion of the Company's results of operations and financial condition for the thirteen and twenty-seven week period ended September 2, 2000 and the thirteen and twenty-six week period ended August 28, 1999, should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as for the fiscal year ended February 26, 2000, included in the Company's Annual Report on Form 10-K.

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

Sales of the Company's zone heating products follow seasonal patterns that affect the Company's results of operations. Demand for the Company's zone heating products has been historically highest in the fiscal third quarter, as consumers prepare for winter. Consequently, the Company's net sales and the Company's fiscal operating profit have also been historically highest during the Company's fiscal third quarter. Management believes that the Company's results of operations will continue to follow this pattern; there can be no assurance, however, that third quarter results will always surpass those of the first and second quarters, or that any improvement shown will be as great as that shown in previous years. In particular, unusually warm weather in the fall may reduce demand for zone heating products.

Sales of the Company's specialty products do not follow a significant seasonal pattern and are not affected by weather patterns. Historically, these sales have followed a relatively level quarterly pattern.

On April 3, 2000, DESA acquired the assets of Trine Products Company ("Trine") located in Bronx, New York for consideration of approximately $11.0 million. The Company financed the acquisition through borrowings of $6.0 million and the issuance of common stock for $5.0 million. Trine's annual sales for their most recent year-end (June 30, 1999) were approximately $25 million. Trine produces a complete line of door chimes, and accessories for residential and commercial applications. Trine products are sold through mass merchants, home centers, retail chains and hardware cooperatives.

Results of Operations

Thirteen Week Period Ended September 2, 2000, Compared to the Thirteen Week Period Ended August 28, 1999

Net sales. Net sales in the thirteen weeks ended September 2, 2000 ("second quarter 2001") were $110.6 million, an increase of 13.0% or $12.7 million compared to the thirteen weeks ended August 28, 1999 ("second quarter 2000"). Zone heating division had net sales of $63.7 million in second quarter 2001, an increase of 30.7% or $15.0 million from the second quarter 2000. This increase is primarily due to increased indoor heating and hearth product sales volumes. Specialty products division had net sales of $44.7 million in the second quarter 2001, a decrease of 3.9% or $1.8 million from second quarter 2000, due to an increase in home security product sales and the acquisition of Trine offset by a reduction in generator sales from the prior year's sales that had been inflated by consumer year 2000 concerns.

Cost of Sales. Cost of sales for second quarter 2001 was $72.3 million, an increase of $7.0 million or 10.7% from second quarter 2000. The increase was attributable to the higher unit sales for the period. Cost of sales was 65.4% of net sales in second quarter 2001 compared to 66.7% for second quarter 2000.

Selling, General and Administrative Expenses. For second quarter 2001, selling, general and administrative expenses were $26.6 million, an increase of $5.1 million or 23.5% from second quarter 2000. The proportional increase is primarily attributable to direct selling costs associated with the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 24.1% for second quarter 2001 compared to 22.0% in second quarter 2000. The increase as a percent of net sales is primarily the result of the timing of sales related costs and a change in the product and customer mix related to sales program costs compared to second quarter 2000.

Operating Profit. Operating profit was $11.7 million for second quarter 2001 compared to $11.0 million for second quarter 2000, an increase of $.7 million. Operating profit attributable to zone heating products was $8.8 million for second quarter 2001, an increase of $3.1 million or 54.1% from second quarter 2000. The increase is primarily the result of increased sales and favorable changes in sales mix. Specialty products operating profit was $3.5 million for the second quarter 2001, a decrease of $2.1 million or 37.8% from second quarter 2000. This decrease is primarily attributable to the decline in net sales, redundant costs related to the planned integration of Trine and increased sales program costs resulting from a change in the customer and product mix in second quarter 2001.

EBITDA. EBITDA for the second quarter 2001 was $14.7 million, an increase of $.8 million or 5.6% from second quarter 2000. EBITDA is defined as income (loss) before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles.

Interest Expense. Interest expense for second quarter 2001 was $8.4 million, an increase of $1.1 million from second quarter 2000. The increase is primarily attributable to market interest rate increases and higher levels of working capital borrowing in support of increased sales.

Income Taxes. The effective income tax rate was 47.8% for second quarter 2001, an increase of 1.3% compared to the second quarter 2000 rate of 46.5%. The increase is primarily due to a change in the mix of foreign and domestic income and an increase in non-deductible goodwill during fiscal year 2001.

Net Income. Net income was $1.7 million for second quarter 2001 compared to net income of $2.0 million for second quarter 2000, a decrease of $.3 million. The decrease is primarily attributable to higher selling, general and administrative expenses and interest, offset by increased sales volumes and related margins.

Twenty-seven Week Period Ended September 2, 2000, Compared to the Twenty-six Week Period Ended August 28, 1999

Net sales. Net sales in the twenty-seven weeks ended September 2, 2000 ("year to date 2001") were $181.2 million, an increase of 12.8% or $20.5 million compared to the twenty-six weeks ended August 28, 1999 ("year to date 2000"). Zone heating division had net sales of $87.6 million in year to date 2001, an increase of 26.6% or $18.4 million from the year to date 2000. This increase is primarily due to increased indoor heating and hearth product sales volumes. Specialty products division had net sales of $90.7 million in the year to date 2001, an increase of 3.0% or $2.6 million from year to date 2000, due to an increase in home security product sales and the acquisition of Trine offset by a reduction in generator sales from the prior year's sales that had been inflated by consumer year 2000 concerns.

Cost of Sales. Cost of sales for year to date 2001 was $122.0 million, an increase of $12.2 million or 11.1% from year to date 2000. The increase was attributable to the higher unit sales for the period. Cost of sales was 67.3% of net sales in year to date 2001 compared to 68.3% for year to date 2000.

Selling, General and Administrative Expenses. For year to date 2001, selling, general and administrative expenses were $47.9 million, an increase of $8.6 million or 21.9% from year to date 2000. The proportional increase is primarily attributable to direct selling costs associated with the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 26.4% for year to date 2001 compared to 24.5% in year to date 2000. The increase as a percent of net sales is primarily the result of the timing of sales related costs and a change in the product and customer mix related to sales program costs compared to year to date 2000.

Operating Profit. The operating profit was $11.4 million for year to date 2001 compared to $11.6 million for year to date 2000, a decrease of $.2 million. Operating profit attributable to zone heating products was $5.0 million for year to date 2001, an increase of $3.5 million or 227.0% from year to date 2000. The increase is primarily the result of increased sales and favorable changes in sales mix. Specialty products operating profit was $7.8 million for year to date 2001, a decrease of $3.3 million or 29.5% from year to date 2000. This decrease is primarily attributable to the decline in net sales, redundant costs related to the planned integration of Trine and increased sales program costs resulting from a change in the customer and product mix.

EBITDA. EBITDA for the year to date 2001 was $16.9 million, approximately the same as year to date 2000. EBITDA is defined as income (loss) before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles.

Interest Expense. Interest expense for year to date 2001 was $16.6 million, an increase of $2.7 million from year to date 2000. The increase is primarily attributable to market interest rate increases and higher levels of working capital borrowing in support of increased sales.

Income Taxes. The effective income tax rate was 46.5% for year to date 2001, an increase of 6.5% compared to the year to date 2000 rate of 40.0%. The increase is primarily due to a change in the mix of foreign and domestic income and an increase in non-deductible goodwill during fiscal year 2001.

Net Loss. Net loss was $2.8 million for year to date 2001 compared to a net loss of $1.4 million for year to date 2000, an increase of $1.4 million. The increase is primarily attributable to higher selling, general and administrative expenses and interest, offset by increased sales volumes and related margins.

Liquidity and Capital Resources

The Company's primary cash needs have been for working capital, capital expenditures and debt service requirements. The Company's sources of liquidity have been cash flows from operations, borrowings under its revolving credit facilities and the Guaranteed Line of Credit. The Company's business is subject to a pattern of seasonal fluctuation. The Company's needs for working capital and the corresponding debt levels tend to peak in the second and third fiscal quarters. The amount of sales generated during the second and third fiscal quarters generally depends upon a number of factors, including the level of retail sales for heating products during the prior winter, current fall weather conditions affecting the level of sales of heating products, general economic conditions, and other factors beyond the Company's control.

Net cash used in operating activities for year to date 2001 was $36.0 million compared to net cash used of $32.7 million for year to date 2000. This increased use of cash in year to date 2001 was primarily due to higher sales and production in year to date 2001 that resulted in increased accounts receivable and inventory, offset by higher accounts payable.

Net cash used in investing activities was $12.4 million for year to date 2001, compared to $3.2 million in year to date 2000. The use of cash in investing activities in year to date 2001 reflects the acquisition of Trine for $11.4 million. Net cash provided by financing activities in year to date 2001 was $49.2 million, compared to $36.3 million for year to date 2000. Cash provided by financing activities in year to date 2001 reflects the proceeds of a term loan and sale of common stock related to the Trine acquisition and increases in the working capital loan and the Guaranteed Line of Credit associated with the net increase in working capital.

The Credit Facility provides for commitments in an aggregate amount of up to $204.6 million. Borrowings outstanding under the Credit Facility were $193.5 million on September 2, 2000. Outstanding letters of credit and foreign currency contracts established to facilitate merchandise purchases were $8.7 million and $4.9 million, respectively, at September 2, 2000. The Company had the ability to incur additional indebtedness of $2.4 million at September 2, 2000 under the Credit Facility. The Company is in compliance with all of its covenants under the Credit Facility.

The Company entered into an agreement for a $15.0 million Guaranteed Line of Credit on May 25, 1999. On July 28, 2000 the Guaranteed Line of Credit was amended to mature on March 5, 2001 and to replace J. W. Childs Equity Partners, L.P. with UBS Capital LLC, shareholder of the Company, as guarantor. Borrowings under the Line of Credit bear interest at an annual rate equal to either (at the Company's option) a margin over a base rate or a margin over LIBOR. The Guaranteed Line of Credit contains customary covenants and events of default.

The Company expects that capital expenditures during fiscal 2001 will be approximately $4.0 million. Capital expenditures are expected to be funded from internally generated cash flows and from borrowings under the Credit Facility.

Management believes that cash flow from operations, availability under the Credit Facility and the Guaranteed Line of Credit will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. Additionally, the Company reviews potential acquisitions and relationships from time to time and may be required to seek additional debt to fund any acquisition. The Credit Facility requires a Clean-Up Period, as defined, under the Working Capital Loan Commitment, for a period of 30 consecutive days occurring between January 1 and May 30 in each calendar year commencing January 1, 1998. During the Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and Swing Line loan advances outstanding shall not exceed $30,000,000 for any Clean-Up Period. As of September 2, 2000, approximately $33.9 million of working capital borrowings have been classified as current as a result of the Clean-Up requirement. Such amount may be reborrowed after compliance with the Clean-Up Period. The Company's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, make desired acquisitions, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

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

Interest Rate Risk

The Company's interest rate risk management objective is to limit the impact of interest rate changes on its earnings and cash flow and to lower its overall borrowing cost. To achieve its objectives, the Company regularly evaluates the amount of its variable rate debt as a percentage of its aggregate debt. The Company manages its exposure to interest rate fluctuations in its variable rate debt through periodic review of the cost of interest rate swap agreements and interest rate cap agreements relative to the perceived interest rate risk. At September 2, 2000, the Company did not have an interest rate swap or interest rate cap agreement in place.

The following table summarizes the carrying amounts and estimated fair values the Company's remaining financial instruments at September 2, 2000 and February 26, 2000 (bracketed amount represents an asset):

                                        September 2, 2000                     February 26, 2000
                                Carrying Amount     Fair Value      Carrying Amount        Fair Value
                               ------------------------------------------------------------------------
                                                             (in thousands)

Bank debt                           $193,474         $193,474          $157,504            $157,504
Senior subordinated notes            130,000           98,475           130,000              96,850
Guaranteed Line of
Credit loan                            9,900            9,900                --                  --
Note payable                              --               --             1,842               1,842
Foreign exchange contracts                --              633                --                 473

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

PART II  Other Information


Item 2.  Changes in Securities and Use of Proceeds

During July and August 2000, options representing 1,034 shares were issued to employees at an aggregate exercise price of $6,700. On August 4, 2000, 38,462 shares were sold to a non-employee director at an aggregate sale price of $250,000. These shares are exempt from registration under Section 4(2) of the Securities Act.



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1     Amendment  No.  5 to the Loan  Documents  dated as of
                           April 7, 2000 to the Credit Agreement dated as of November 26, 1997 by and among the Company, DESA International, Inc., the Lender Parties party thereto, UBS Securities LLC, Banc of America Securities LLC (formerly NationsBanc Montgomery Securities LLC) and Bank of America, N.A. (formerly NationsBank, N.A.).

                  10.2 Amendment No. 1 to the Credit Agreement dated as of July 28, 2000 to the Credit Agreement dated as of May 26, 1999 between DESA International, Inc. and Bank of America, N.A. (formerly NationsBank, N.A.).

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the period for which this report is made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DESA HOLDINGS CORPORATION

                           By:

Dated:  October 11, 2000   /s/ Stephen L. Clanton
                           Stephen L. Clanton
                           Chief Financial Officer
                           (Principal Financial Officer and
                              Chief Accounting Officer)