Form 10-Q
period 2000-12-02
DESA HOLDINGS CORP
filed 2001-01-16
CIK 1051362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the thirteen week period ended December 2, 2000

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of January 4, 2001, there were 16,373,148 shares of Registrant's Common Stock, $.01 par value per share, and 90,604 shares of the Registrant's Nonvoting Common Stock, $.01 par value per share, outstanding.


                                             DESA HOLDINGS CORPORATION
                                                     FORM 10-Q
                                                 December 2, 2000

                                                       INDEX
                                                                                             Page

PART I       Financial Information

Item 1.      Consolidated Financial Statements (Unaudited)
             Consolidated Balance Sheets - December 2, 2000 and February 26, 2000               2
             Consolidated Statements of Operations - Thirteen and Forty Weeks
                 ended December 2, 2000 and Thirteen and Thirty-nine Weeks
                 ended November 27, 1999                                                        3
             Consolidated Statements of Stockholders' Equity (Deficit) - Forty
                 Weeks ended December 2, 2000                                                   4
             Consolidated Statements of Cash Flows - Forty Weeks
                  ended December 2, 2000 and Thirty-nine Weeks
                  ended November 27, 1999                                                       5
             Notes to Consolidated Financial Statements                                         6

Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                        12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                        16

PART II  Other Information

Item 2.      Changes in Securities and Use of Proceeds                                         18

Item 3.      Defaults Upon Senior Securities                                                   18

Item 6.      Exhibits and Reports on Form 8-K                                                  18

             Signatures                                                                        19

                                            DESA HOLDINGS CORPORATION
                                           CONSOLIDATED BALANCE SHEETS

                                                                                December 2,       February 26,
                                                                                   2000               2000
                                                                              --------------     --------------
                                                                              (in thousands)     (in thousands)
                                                                                (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                     $     728       $     173
    Accounts receivable, net of allowances of ($2,016) at                            88,019          32,921
       December 2, 2000 and ($907) at February 26, 2000
    Inventories:
       Raw materials                                                                    604             209
       Work-in-process                                                               13,082           9,756
       Finished goods                                                                48,375          50,192
                                                                                  ---------       ---------
                                                                                     62,061          60,157
    Deferred tax assets                                                               1,743           1,743
    Other current assets                                                              3,456           2,003
                                                                                  ---------       ---------
Total current assets                                                                156,007          96,997

Property, plant and equipment:
    Land                                                                                526             525
    Buildings and improvements                                                        6,414           6,294
    Machinery and equipment                                                          42,355          39,361
    Furniture and fixtures                                                            1,106           1,090
                                                                                  ---------       ---------
                                                                                     50,401          47,270
    Less accumulated depreciation                                                    34,494          30,574
                                                                                  ---------       ---------
                                                                                     15,907          16,696
Goodwill, net                                                                        95,261          93,818
Other assets                                                                         19,393          22,266
                                                                                  ---------       ---------
Total assets                                                                      $ 286,568       $ 229,777
                                                                                  =========       =========
Liabilities and stockholders' equity (deficit)
Current liabilities:
    Accounts payable                                                              $  42,013       $  37,040
    Accrued interest                                                                  6,880           5,233
    Other accrued liabilities                                                        25,621          13,225
    Current portion of long-term debt                                                64,975          23,500
                                                                                  ---------       ---------
Total current liabilities                                                           139,489          78,998

Long-term debt                                                                      255,235         265,846
Other liabilities                                                                    15,403          15,629
                                                                                  ---------       ---------
Total liabilities                                                                   410,127         360,473

Commitments and contingencies

Series C redeemable preferred stock, $.01 par value; authorized--
    40,000 shares; issued and outstanding--23,805 shares at December 2,
    2000 and 22,461 shares at February 26, 2000 (liquidation preference -
    $25,018,000 at December 2, 2000 and $22,882,000 at February 26, 2000)            21,475          19,937

Stockholders' equity (deficit):
    Common stock, $.01 par value; authorized-- 50,000,000 shares; issued and outstanding-- 16,373,149 shares at December 2, 2000 and 15,562,656 shares
    at February 26, 2000                                                                164             155

    Nonvoting  common stock, $.01 par value; authorized--3,000,000 shares; issued and outstanding--90,604 shares at December 2, 2000
    and February 26, 2000                                                                 1               1

    Capital in excess of par value                                                  103,334          98,075
    Carryover predecessor basis adjustment                                          (32,309)        (32,309)
    Accumulated deficit                                                            (213,056)       (214,518)
    Accumulated other comprehensive income                                           (3,168)         (2,037)
                                                                                  ---------       ---------
Total stockholders' equity (deficit)                                               (145,034)       (150,633)
                                                                                  ---------       ---------
Total liabilities and stockholders' equity (deficit)                              $ 286,568       $ 229,777
                                                                                  =========       =========

See accompanying notes

                                                 DESA HOLDINGS CORPORATION

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (in thousands)

                                                        (Unaudited)




                                               Thirteen Weeks      Thirteen Weeks      Forty Weeks       Thirty-nine Weeks
                                                    Ended               Ended             Ended               Ended
                                               December 2, 2000   November 27, 1999  December 2, 2000   November 27, 1999
                                              -----------------   -----------------  ----------------   ------------------

Net sales                                         $144,317             $156,763          $325,558             $317,480
Cost of sales                                       92,690              100,983           214,664              210,783
                                                  --------             --------          --------             --------
Gross profit                                        51,627               55,780           110,894              106,697

Operating costs and expenses:
   Selling                                          24,146               25,363            59,549               54,557
   General and administrative                        5,176                4,252            14,213               11,300
   Other                                             1,724                1,613             5,185                4,677
                                                  --------             --------          --------             --------
                                                    31,046               31,228            78,947               70,534
                                                  --------             --------          --------             --------

Operating profit                                    20,581               24,552            31,947               36,163

Interest expense                                     8,313                7,589            24,925               21,551
                                                  --------             --------          --------             --------
Income before provision for income taxes            12,268               16,963             7,022               14,612

Provision for income taxes                           5,668                7,727             3,230                6,788
                                                  --------             --------          --------             --------

Net income                                           6,600                9,236             3,792                7,824

Less dividends and accretion on preferred stock        777                  699             2,330                2,047
                                                  --------             --------          --------             --------
Income applicable to common stockholders          $  5,823             $  8,537          $  1,462             $  5,777
                                                  ========             ========          ========             ========


See accompanying notes


                                                      DESA HOLDINGS CORPORATION
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                           (in thousands)

                                                             (Unaudited)



                                                                     Carryover                         Accumulated
                                          Nonvoting    Capital in   Predecessor                          Other            Total
                               Common       Common     Excess of       Basis         Accumulated      Comprehensive   Stockholders'
                                Stock       Stock      Par Value    Adjustment         Deficit            Loss           Deficit
                             -------------------------------------------------------------------------------------------------------

Balance at
February 26, 2000                $155         $1        $98,075      ($32,309)        ($214,518)        ($2,037)        ($150,633)

Comprehensive income:

  Net Income                                                                              3,792                             3,792

  Net change in
    foreign currency
    translation adjustment                                                                               (1,131)           (1,131)
                                                                                                                     ------------

Comprehensive income                                                                                                        2,661
                                                                                                                     ------------


Accretion of preferred stock                                                               (194)                             (194)

Dividends on preferred stock                                                             (2,136)                           (2,136)

Issuance of common stock            9                     5,259                                                             5,268


                            -----------------------------------------------------------------------------------      ------------
Balance at
December 2, 2000                 $164          $1      $103,334      ($32,309)        ($213,056)        ($3,168)        ($145,034)
                            ===================================================================================      ============




See accompanying notes


                                                 DESA HOLDINGS CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (in thousands)

                                                        (Unaudited)



                                                                                      Forty Weeks        Thirty-nine Weeks
                                                                                         Ended               Ended
                                                                                   December 2, 2000      November 27, 1999
                                                                                   ----------------      ------------------
Cash flows from operating activities
Net income                                                                             $  3,792              $  7,824
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation                                                                           3,920                 3,767
   Amortization                                                                           4,866                 4,478
   Equity in undistributed earnings of joint venture                                       (153)                 (158)
   Change in operating assets and liabilities, net of
        effects of acquisition:
      Accounts receivable, net                                                          (50,912)              (57,918)
      Inventories                                                                         3,457               (15,342)
      Other current assets                                                               (1,320)                 (598)
      Accounts payable                                                                    2,728                23,242
      Accrued interest                                                                    1,683                 5,417
      Other accrued liabilities                                                           6,434                11,990
      Income taxes payable                                                                3,413                 6,470
      Other liabilities                                                                    (309)                  161
                                                                                       --------              --------
Net cash used in operating activities                                                   (22,401)              (10,667)
                                                                                       --------              --------


Investing activities
Capital expenditures                                                                     (2,131)               (3,069)
Dividends received from joint venture                                                       179                   139
Net cash paid for acquisition of businesses                                             (11,196)                 --
Other                                                                                        16                  (825)
                                                                                       --------              --------
Net cash used in investing activities                                                   (13,132)               (3,755)
                                                                                       --------              --------


Financing activities

Net proceeds from working capital loan                                                   35,281                17,762
Net proceeds from Guaranteed Line of Credit                                              13,450                  --
Decrease in note payable                                                                 (1,878)                 (202)
Proceeds from term loans                                                                  6,000                  --
Principal payments of term loans                                                        (11,401)               (2,775)
Principal payments of acquisition loans                                                 (10,624)                 --
Issuance of common stock                                                                  5,268                    25
Payment of debt financing costs                                                             (23)                 (703)
                                                                                       --------              --------
Net cash provided by financing activities                                                36,073                14,107

Effect of exchange rate changes on cash                                                      15                  --
                                                                                       --------              --------
Increase (decrease) in cash and cash equivalents for the period                             555                  (315)

Cash and cash equivalents at beginning of period                                            173                   888
                                                                                       --------              --------
Cash and cash equivalents at end of period                                             $    728              $    573
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

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reported period. Actual results can differ from those estimates.

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

The following summarized consolidated financial information is being provided for DESA as of December 2, 2000 and February 26, 2000, and for the thirteen and forty weeks ended December 2, 2000 and thirteen and thirty-nine weeks ended November 27, 1999.

Summarized consolidated balance sheet information (in thousands):

                                                    December 2,   February 26,
                                                       2000          2000
                                                  ----------------------------
Assets:
Current assets                                       $ 261,251    $ 205,265
Net fixed assets                                        15,907       16,696
Goodwill, net                                           94,180       92,713
Other assets                                            19,393       22,266
                                                     ---------    ---------
                                                     $ 390,731    $ 336,940
                                                     =========    =========

Liabilities and stockholders' deficit:
Current liabilities                                  $ 138,276    $  78,554
Long-term debt                                         125,600      134,004
9 7/8% Senior Subordinated Notes                       130,000      130,000
Other liabilities                                       15,403       15,629
Stockholders' deficit                                  (18,548)     (21,247)
                                                     ---------    ---------
                                                     $ 390,731    $ 336,940
                                                     =========    =========

Summarized consolidated statements of operations information (in thousands):


                                  December 2,        November 27,          December 2,        November 27,
                                      2000               1999                  2000               1999
                                   (Thirteen          (Thirteen           (Forty Weeks)       (Thirty-nine
                                     Weeks)             Weeks)                                   Weeks)
                               -------------------------------------------------------- ------------------
Net Sales                          $144,317           $156,763               $325,558           $317,480
Income before
  income taxes                     $ 12,259           $ 16,963               $  6,983           $ 14,612
Income applicable
  to common stockholders           $  6,591           $  9,236               $  3,753           $  7,824


                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3. Financing Arrangements

Outstanding borrowings consist of the following (in thousands):

                                                            December 2,          February 26,
                                                               2000                 2000
                                                           ----------------------------------

9 7/8% Senior Subordinated Notes due 2007 (A)                 $130,000            $130,000
Bank of America and various banks Term A Loan (B)               29,001              37,500
Bank of America and various banks Term B Loan (C)               45,435              47,750
Bank of America and various banks Term C Loan (D)                5,413                --
Bank of America and various banks Working Capital Loan
      Commitment (E)                                            60,660              25,379
Bank of America and various banks Acquisition Loan (F)          14,500              18,750
Bank of America and various banks Acquisition B Loan (G)        21,751              28,125
Note payable related to acquisition of Heath (H)                  --                 1,842
Guaranteed Line of Credit (I)                                   13,450                --
                                                              --------            --------
Total outstanding borrowings                                   320,210             289,346
Less current portion of long-term debt                          64,975              23,500
                                                              --------            --------
Total long-term debt                                          $255,235            $265,846
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

(B) The Term A Loan is payable in quarterly installments through November 26, 2003, and accrues interest at the prime rate plus 2.00% or LIBOR plus 3.00% at the option of DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 9.54% in year to date fiscal 2001 and 8.03% in fiscal year 2000. Once repaid, the Term A Loan may not be reborrowed.

(C) The Term B Loan is payable in quarterly installments through November 26, 2004, and accrues interest at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 9.79% in year to date fiscal 2001 and 8.52% in fiscal year 2000. Once repaid, the Term B Loan may not be reborrowed.

(D) The Term C Loan is payable in quarterly installments which commenced in May 2000 and extend through November 26, 2003, and accrues interest at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 9.68% in year to date fiscal 2001. Once repaid, the Term C Loan may not be reborrowed.


                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(E) The Working Capital Loan Commitment is payable at any time at the option of DESA prior to November 26, 2003, and accrues interest at the prime rate plus 2.00% or LIBOR plus 3.00%, at the option of DESA. The weighted average interest rate was 9.51% in year to date fiscal 2001 and 8.60% in fiscal year 2000. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. DESA can utilize letters of credit under the Working Capital Loan Commitment up to $10 million. As of December 2, 2000 and February 26, 2000, letters of credit of $3.0 million and $1.5 million were outstanding under the Working Capital Loan Commitment. Borrowings are generally limited to specific percentages of eligible trade receivables and inventory. Holdings pays commitment fees of 1/2 of 1% per annum on the daily unutilized Working Capital Loan Commitment.

(F) The Acquisition Loan is payable in quarterly installments which commenced in February 2000 and extend through November 26, 2003, and accrues interest, which is payable quarterly, at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of DESA. The weighted average interest rate was 9.78% in year to date fiscal 2001 and 8.22% in fiscal year 2000. Once repaid, the Acquisition Loan may not be reborrowed.

(G) The Acquisition B Loan is payable in quarterly installments which commenced in February 2000 and extend through November 26, 2003 and accrues interest, which is payable quarterly, at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of DESA. The weighted average interest rate was 9.82% in year to date 2001 and 8.05% in fiscal year 2000. Once repaid, the Acquisition B Loan may not be reborrowed.

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

(I) The Guaranteed Line of Credit loan, as extended, is payable at any time at the option of DESA prior to May 31, 2002, and accrues interest at the prime rate plus .25% or LIBOR plus 1.75%, at the option of DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 8.54% in year to date fiscal 2001.

In accordance with the terms of the Credit Facility, the ability of the Company to incur additional indebtedness is limited, as defined. At December 2, 2000, the Company can incur additional indebtedness of $11.3 million.

                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4. Comprehensive Income

Comprehensive income consisted of the following (in thousands):

                             December 2,          November 27,          December 2,           November 27,
                                2000                 1999                  2000                  1999
                              (Thirteen            (Thirteen           (Forty Weeks)         (Thirty-nine
                               Weeks)               Weeks)                                      Weeks)
                           -------------------------------------------------------------------------------
Net income                     $ 6,600               $9,236               $  3,792             $  7,824
Net change in foreign
   currency translation
   adjustment                     (591)                (425)                (1,131)                (727)
                           -------------------------------------------------------------------------------
Comprehensive
   Income                      $ 6,009               $8,811                $ 2,661              $ 7,097
                           ===============================================================================

As of December 2, 2000 and November 27, 1999 the accumulated other comprehensive loss consisted solely of the Company's foreign currency translation adjustment.

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

Identifiable assets are those assets of the Company that are identified with the operations in each segment. Prior amounts have been reclassified to conform to the current year's presentation. Operating results and other financial data for the business segments for the periods ended December 2, 2000 and November 27, 1999 are presented below (in thousands):

                                                               Specialty
                                            Zone Heating        Products
                                              Division          Division           Other             Total
                                         -------------------------------------------------------------------

Thirteen weeks ended December 2, 2000:
Net sales                                      $ 97,516          $ 41,954           $ 4,847        $ 144,317
Operating profit (loss)                          17,551             2,920               110           20,581
Depreciation and amortization                     2,302               860                58            3,220
Identifiable assets                             159,430           115,132            12,006          286,568
Capital expenditures                                322               553               192            1,067

Thirteen weeks ended November 27, 1999:
Net sales                                      $ 97,508          $ 51,933           $ 7,322        $ 156,763
Operating profit (loss)                          19,214             3,778             1,560           24,552
Depreciation and amortization                     2,259               654                47            2,960
Identifiable assets                             157,758           113,712            15,188          286,658
Capital expenditures                                  4               417                 0              421


                            DESA HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                               Specialty
                                            Zone Heating        Products
                                              Division          Division           Other             Total
                                         -------------------------------------------------------------------
Forty weeks ended December 2, 2000:
Net sales                                     $ 185,111         $ 132,703           $ 7,744         $325,558
Operating profit (loss)                          22,581            10,738           (1,372)           31,947
Depreciation and amortization                     6,164             2,452               170            8,786
Identifiable assets                             159,430           115,132            12,006          286,568
Capital expenditures                              1,077               724               330            2,131

Thirty-nine weeks ended November 27, 1999:
Net sales                                     $ 166,678         $ 140,062          $ 10,740         $317,480
Operating profit (loss)                          20,752            14,866               545           36,163
Depreciation and amortization                     6,165             1,930               150            8,245
Identifiable assets                             157,758           113,712            15,188          286,658
Capital expenditures                              1,930             1,139                 0            3,069

6. Acquisition

On April 3, 2000, DESA acquired the assets of Trine Products Company ("Trine") located in Bronx, New York for consideration of approximately $11.0 million. The Company financed the acquisition through borrowings of $6.0 million and the sale of common stock for $5.0 million. The Company accounted for such acquisition using the purchase method and has preliminarily allocated the purchase price to the net assets acquired based on estimated fair values. Pro forma results of operations as if the acquisition had occurred on the first day of fiscal 2001 and fiscal 2000, respectively, would not differ materially from reported results. The results of operations have been included in Holdings' results of operations from the acquisition date.

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

The following discussion of the Company's results of operations and financial condition for the thirteen and forty week period ended December 2, 2000 and the thirteen and thirty-nine week period ended November 27, 1999, should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as for the fiscal year ended February 26, 2000, included in the Company's Annual Report on Form 10-K.

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

Results of Operations

Thirteen Week Period Ended December 2, 2000, Compared to the Thirteen Week Period Ended November 27, 1999

Net sales. Net sales in the thirteen weeks ended December 2, 2000 ("third quarter 2001") were $144.3 million, a decrease of 7.9% or $12.4 million compared to the thirteen weeks ended November 27, 1999 ("third quarter 2000"). Zone heating division had net sales of $97.5 million in third quarter 2001, approximately the same level as third quarter 2000. Specialty products division had net sales of $42.0 million in the third quarter 2001, a decrease of 19.2% or $10.0 million from third quarter 2000, primarily due to a reduction in generator sales from the prior year's sales level that had been inflated by consumer Y2K concerns offset by the acquisition of Trine.

Cost of Sales. Cost of sales for third quarter 2001 was $92.7 million, a decrease of $8.3 million or 8.2% from third quarter 2000. The decrease was attributable to the lower unit sales for the period. Cost of sales was 64.2% of net sales in third quarter 2001 compared to 64.4% for third quarter 2000.

Selling, General and Administrative Expenses. For third quarter 2001, selling, general and administrative expenses were $31.0 million, a decrease of $.2 million or 0.6% from third quarter 2000. As a percentage of net sales, selling, general and administrative expenses were 21.5% for third quarter 2001 compared to 19.9% in third quarter 2000. The increase as a percent of net sales is primarily attributable to a change in the product and customer mix related to sales program costs, redundant costs related to the planned integration of Trine and start-up costs related to certain international operations.

Operating Profit. Operating profit was $20.6 million for third quarter 2001 compared to $24.6 million for third quarter 2000, a decrease of $4.0 million. Operating profit attributable to zone heating products was $17.6 million for third quarter 2001, a decrease of $1.7 million or 8.7% from third quarter 2000. The decrease is primarily the result of increased sales program costs related to a change in the product and customer mix compared to third quarter 2000. Specialty products operating profit was $2.9 million for the third quarter 2001, a decrease of $.9 million or 22.7% from third quarter 2000. This decrease is primarily attributable to the decrease in net sales and related margins in third quarter 2001.

EBITDA. EBITDA for the third quarter 2001 was $23.8 million, a decrease of $3.7 million or 13.5% from third quarter 2000. EBITDA is defined as income (loss) before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as a measure of liquidity as defined by accounting principles generally accepted in the United States.

Interest Expense. Interest expense for third quarter 2001 was $8.3 million, an increase of $.7 million from third quarter 2000. The increase is primarily attributable to market interest rate increases and higher levels of working capital borrowing during the quarter.

Income Taxes. The effective income tax rate was 46.2% for third quarter 2001, an increase of 0.6% compared to the third quarter 2000 rate of 45.6%. The increase is primarily due to a change in the mix of foreign and domestic income compared to fiscal year 2000.

Net Income. Net income was $6.6 million for third quarter 2001 compared to net income of $9.2 million for third quarter 2000, a decrease of $2.6 million. The decrease is primarily attributable to lower sales volumes and related margins, and interest.

Forty Week Period Ended December 2, 2000, Compared to the Thirty-nine Week Period Ended November 27, 1999

Net sales. Net sales in the forty weeks ended December 2, 2000 ("year to date 2001") were $325.6 million, an increase of 2.5% or $8.1 million compared to the thirty-nine weeks ended November 27, 1999 ("year to date 2000"). Zone heating division had net sales of $185.1 million in year to date 2001, an increase of 11.1% or $18.4 million from the year to date 2000. This increase is primarily due to increased indoor heating and hearth product sales volumes. Specialty products division had net sales of $132.7 million in the year to date 2001, a decrease of 5.3% or $7.4 million from year to date 2000, primarily due to an increase in home security product sales and the acquisition of Trine offset by a reduction in generator sales from the prior year's sales that had been inflated by consumer Y2K concerns.

Cost of Sales. Cost of sales for year to date 2001 was $214.7 million, an increase of $3.9 million or 1.8% from year to date 2000. The increase was attributable to the higher unit sales for the period. Cost of sales was 65.9% of net sales in year to date 2001 compared to 66.4% for year to date 2000. The improvement in cost of sales as a percent of net sales is primarily attributable to the replacement of generator unit sales with heating and other specialty product unit sales that are typically sold at higher margins.

Selling, General and Administrative Expenses. For year to date 2001, selling, general and administrative expenses were $78.9 million, an increase of $8.4 million or 11.9% from year to date 2000. The proportional increase is primarily attributable to direct selling costs associated with the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 24.2% for year to date 2001 compared to 22.2% in year to date 2000. The increase as a percent of net sales is primarily the result of a change in the product and customer mix related to sales program costs compared to year to date 2000.

Operating Profit. The operating profit was $31.9 million for year to date 2001 compared to $36.2 million for year to date 2000, a decrease of $4.3 million. Operating profit attributable to zone heating products was $22.6 million for year to date 2001, an increase of $1.8 million or 8.8% from year to date 2000. The increase is primarily the result of increased sales and favorable changes in product mix offset by the timing of sales related costs and costs related to a change in customer mix. Specialty products operating profit was $10.7 million for year to date 2001, a decrease of $4.1 million or 27.8% from year to date 2000. This decrease is primarily attributable to the decline in net sales, redundant costs related to the planned integration of Trine and a change in the product and customer mix related to sales program costs.

EBITDA. EBITDA for the year to date 2001 was $40.7 million, $3.7 million or 8.2% lower than year to date 2000. EBITDA is defined as income (loss) before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as a measure of liquidity as defined by accounting principles generally accepted in the United States.

Interest Expense. Interest expense for year to date 2001 was $24.9 million, an increase of $3.4 million from year to date 2000. The increase is primarily attributable to higher levels of working capital borrowing in support of increased sales and market interest rate increases.

Income Taxes. The effective income tax rate was 46.0% for year to date 2001, a decrease of 0.5% compared to the year to date 2000 rate of 46.5%. The decrease is primarily due to a change in the mix of foreign and domestic income and offset by an increase in non-deductible goodwill during fiscal year 2001.

Net Income. Net income was $3.8 million for year to date 2001 compared to a net income of $7.8 million for year to date 2000, a decrease of $4.0 million. The decrease is primarily attributable to higher selling, general and administrative expenses and interest, offset by increased sales volumes and related margins.

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

Net cash used in operating activities for year to date 2001 was $22.4 million compared to net cash used of $10.7 million for year to date 2000. This increased use of cash in year to date 2001 was primarily due to lower net income and an increased use of cash for working capital purposes.

Net cash used in investing activities was $13.1 million for year to date 2001, compared to $3.8 million in year to date 2000. The use of cash in investing activities in year to date 2001 reflects the acquisition of Trine for $11.2 million. Net cash provided by financing activities in year to date 2001 was $36.1 million, compared to $14.1 million for year to date 2000. Cash provided by financing activities in year to date 2001 reflects the proceeds of a term loan and sale of common stock related to the Trine acquisition and increases in the working capital loan and the Guaranteed Line of Credit associated with the net increase in working capital offset by required principal payments on term loans and acquisition loans.

The Credit Facility provides for commitments in an aggregate amount of up to $191.1 million. Borrowings outstanding under the Credit Facility were $176.8 million on December 2, 2000. Outstanding letters of credit and foreign currency contracts established to facilitate merchandise purchases were $3.0 million and $2.7 million, respectively, at December 2, 2000. The Company had the ability to incur additional indebtedness of $11.3 million at December 2, 2000 under the Credit Facility. At December 2, 2000, DESA failed to meet the interest coverage ratio covenant under the Credit Facility. On January 16, 2001, Holdings entered into Amendment and Waiver No. 6 to the Loan Documents (the "Amendment"), an amendment to their Credit Facility, which waives Holdings' failure to comply with the requirements of the interest coverage ratio at December 2, 2000. The Amendment also modified the interest coverage ratio covenant for the measurement period ended March 3, 2001 and extended the maturity of the Guaranteed Line of Credit.

The Company entered into an agreement for a $15.0 million Guaranteed Line of Credit on May 25, 1999. The Guaranteed Line of Credit matures on May 31, 2002 and is guaranteed by UBS Capital LLC, a shareholder of the Company. Borrowings under the Guaranteed Line of Credit bear interest at an annual rate equal to either (at the Company's option) a margin over a base rate or a margin over LIBOR. The Guaranteed Line of Credit contains customary covenants and events of default.

The Company expects that capital expenditures during fiscal 2001 will not exceed $4.0 million. Capital expenditures are expected to be funded from internally generated cash flows and from borrowings under the Credit Facility.

Management believes that cash flow from operations, availability under the Credit Facility and the Guaranteed Line of Credit will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. Additionally, the Company reviews potential acquisitions and relationships from time to time and may be required to seek additional debt to fund any acquisition. The Credit Facility requires a Clean-Up Period, as defined, under the Working Capital Loan Commitment, for a period of 30 consecutive days occurring between January 1 and May 30 in each calendar year. During the Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and Swing Line loan advances outstanding shall not exceed $30 million. As of December 2, 2000, approximately $30.7 million of working capital borrowings have been classified as current as a result of the Clean-Up requirement. Such amount may be reborrowed after compliance with the Clean-Up Period. The Company's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, make desired acquisitions, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company also has limited foreign currency risk associated with its Canadian, European, and Hong Kong operations. A portion of the Company's operations consists of purchasing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States and Hong Kong, purchases products in Europe, China, and Japan and sells products primarily in the United States, Canada, and Europe. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. The Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and the value of the foreign currencies. Interest rate and foreign currency transactions are used only to the extent considered necessary to meet the Company's objectives. The Company does not utilize derivative financial instruments for trading or other speculative purposes. There have been no material changes in the market risk to which the Company is exposed since the end of the Company's preceding fiscal year.

Interest Rate Risk

The Company's interest rate risk management objective is to limit the impact of interest rate changes on its earnings and cash flow and to lower its overall borrowing cost. To achieve its objectives, the Company regularly evaluates the amount of its variable rate debt as a percentage of its aggregate debt. The Company manages its exposure to interest rate fluctuations in its variable rate debt through periodic review of the cost of interest rate swap agreements and interest rate cap agreements relative to the perceived interest rate risk. At December 2, 2000, the Company did not have an interest rate swap or interest rate cap agreement in place.

The following table summarizes the carrying amounts and estimated fair values of the Company's remaining financial instruments at December 2, 2000 and February 26, 2000 (bracketed amount represents an asset):

                                                 December 2, 2000                     February 26, 2000
                                      Carrying Amount     Fair Value            Carrying Amount      Fair Value
                                   ----------------------------------------------------------------------------
                                                                (in thousands)
Bank debt                               $176,760           $176,760               $157,504          $157,504
Senior subordinated notes                130,000             84,500                130,000            96,850
Guaranteed Line of Credit                 13,450             13,450                     --                --
Note payable                                  --                 --                  1,842             1,842
Foreign exchange contracts                    --                 77                     --               473


Based on the average outstanding amount of variable rate indebtedness of the Company in FY 2000, a one percentage point change in the interest rates for the Company's variable rate debt would have impacted the Company's fiscal 2000 interest expense by an aggregate of approximately $1.9 million.

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

PART II           Other Information


Item 2.  Changes in Securities and Use of Proceeds

During November 2000, options representing 583 shares were issued to employees at an aggregate exercise price of $3,790. These shares are exempt from registration under Section 4(2) of the Securities Act.


Item 3.  Defaults Upon Senior Securities

At December 2, 2000, DESA failed to meet the interest coverage ratio covenant under the Credit Facility. On January 16, 2001, Holdings entered into Amendment and Waiver No. 6 to the Loan Documents, an amendment to their Credit Facility, which waives Holdings' failure to comply with the requirements of the interest coverage ratio at December 2, 2000. The Amendment also modified the interest coverage ratio covenant for the measurement period ended March 3, 2001 and extended the maturity of the Guaranteed Line of Credit.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Amendment No. 6 to the Loan Documents dated as of January 16, 2001 to the Credit Agreement dated as of November 26, 1997 by and among the Company, DESA International, Inc., the Lender Parties party thereto, UBS Securities LLC, Banc of America Securities LLC (formerly NationsBanc Montgomery Securities LLC) and Bank of America, N.A. (formerly NationsBank, N.A.).

                  10.2 Amendment No. 2 to the Credit Agreement dated as of January 16, 2001 to the Credit Agreement dated as of May 26, 1999 between DESA International, Inc. and Bank of America N.A. (formerly NationsBank, N.A.).

         (b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the period for which this report is made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DESA HOLDINGS CORPORATION

                           By:

Dated:  January 16, 2001   /s/ Stephen L. Clanton
                           Stephen L. Clanton
                           Chief Financial Officer
                           (Principal Financial Officer and
                              Chief Accounting Officer)