Form 10-K405
period 2001-03-03
DESA HOLDINGS CORP
filed 2001-06-01
CIK 1051362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended March 3, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from ______ to ______

                       Commission File Number 333-44969-01

                            DESA HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                      61-1251518
       (State or other jurisdiction                         (I.R.S. Employer
             of incorporation)                             Identification No.)

 236 Public Square, Suite 103, Franklin, TN                       37064
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

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 14, 2001, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $1,436,856.

Number of shares of the registrant's Common Stock at May 14, 2001: 16,373,148

Number of shares of the  registrant's  Nonvoting  Common  Stock at May 14, 2001:
90,604

                                            DESA HOLDINGS CORPORATION

                                       FISCAL 2001 FORM 10-K ANNUAL REPORT

                                                Table of Contents

PART I

Item 1.         Business                                                                                       2
Item 2.         Properties                                                                                     9
Item 3.         Legal Proceedings                                                                             10
Item 4.         Submission of Matters to a Vote of Security Holders                                           10

PART II

Item 5.         Market for the Registrant's Common Stock and Related Stockholder Matters                      10
Item 6.         Selected Consolidated Financial Data                                                          10
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations         12
Item 7A.        Quantitative and Qualitative Disclosure About Market Risk                                     18
Item 8.         Financial Statements and Supplementary Data                                                   19
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          19

PART III

Item 10.        Directors and Executive Officers of the Registrant                                            20
Item 11.        Executive Compensation                                                                        22
Item 12.        Security Ownership of Certain Beneficial Owners and Management                                25
Item 13.        Certain Relationships and Related Transactions                                                26

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                               26

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

SIGNATURES

CERTAIN IMPORTANT FACTORS This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding the strategies, beliefs or current expectations of Desa Holdings Corporation (with its consolidated subsidiaries, the "Company") and its management. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, which could cause actual results to differ materially from those in the forward looking statements. Such factors include but are not limited to the Company's vulnerability to adverse general economic and industry conditions because of its leverage, the Company's ability to obtain future financing on acceptable terms, the Company's ability to integrate acquired companies and to complete acquisitions on satisfactory terms, the demand and price for the Company's products relative to production costs, and the seasonality of the Company's business. The accompanying information contained in this Annual Report on Form 10-K, including under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies other important factors that could cause such differences. The Company undertakes no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


PART I

Item 1. Business.

(a)  GENERAL DEVELOPMENTS OF THE BUSINESS

DESA Holdings Corporation ("Holdings") was incorporated under the laws of the State of Delaware in 1993 and through its consolidated subsidiaries, is a leading designer, manufacturer and marketer of zone heating/home comfort products and specialty products in the United States. The Company has developed leading market positions in (i) vent-free indoor heaters, (ii) vent-free hearth products, (iii) outdoor heaters, (iv) consumer powder-actuated fastening systems, (v) electric chain saws, (vi) motion sensor lighting and (vii) doorbells.

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

At the beginning of fiscal 2001, the Company reorganized into three operating divisions. Each division is comprised of dedicated operational resources required to support their specific product and geographic categories, and shared administrative resources for certain corporate functions. The divisions are: (a) zone heating division, which includes indoor room heaters, hearth products and outdoor heaters sold in the United States, (b) specialty products division, which includes specialty tools and home security products sold in the United States and all products sold in Canada and (c) international division, which includes zone heating and specialty products manufactured or sold in all geographic areas other than the United States and Canada.

On April 3, 2000, DESA International, Inc. ("DESA") acquired the assets of Trine Products Company ("Trine") located in The Bronx, New York for consideration of approximately $11 million. Trine produces a complete line of door chimes, and accessories for residential and commercial applications. Trine products are sold through mass merchants, home centers, retail chains and hardware cooperatives.

(b)  FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The Company has two reportable business segments, zone heating division and specialty products division. For additional information about the segments, see
Note 12 of Notes to  Consolidated  Financial  Statements  included in Item 14 of
Part III of this report.

(c)  NARRATIVE DESCRIPTION OF THE BUSINESS

ZONE HEATING DIVISION

Zone heating division (56% of Fiscal 2001 Net Sales) includes indoor room heaters, hearth products (gas logs, fireplaces and stoves) and outdoor heaters sold in the United States. The Company is a leading manufacturer of vent-free indoor and outdoor zone heating products in the United States. The Company markets its zone heating products under well-known brand names such as Reddy Heater(R), Remington(R), Vanguard(R), Master(R), Comfort Glow(R), Glowarm(R) and Outdoor Leisure (R).

The zone heating market includes a broad range of products that are used to heat limited areas as distinguished from central heating systems that are used to heat entire buildings. The zone heating market is currently estimated to be approximately $1 billion in size, with hearth products (i.e., vented gas hearth, vent-free gas hearth, wood fireplaces, wood stoves/inserts, pellet stoves/inserts) accounting for more than half of the total market; indoor gas heaters, outdoor heaters, and accessories comprise the remainder of this segment.

The Company's zone heating division is organized into four primary product categories:

o        Indoor vent-free
o        Vent-free hearth
o        Vented hearth
o        Outdoor heating products

INDOOR VENT-FREE - Indoor vent-free heating appliances include vent-free liquid propane gas and natural gas space heaters that provide economical supplemental heat to a specific area as distinguished from central heating systems that are used to heat entire buildings. Vent-free products utilize a more efficient burner system that avoids the need for outside venting.

The Company's space heaters are generally wall-mounted and provide heat to the surrounding area. Residential space heaters come in either vented or vent-free versions. Vented heaters require a discharging of emissions outside of the dwelling, while vent-free heaters utilize a more efficient burner system that avoids the need for outside venting. Vent-free heaters are generally smaller and more physically attractive than their vented counterparts. The Company has been the market leader in vent-free gas heaters since 1983.

The Company offers a wide variety of models of vent-free gas heaters ranging in output from 5,000 to 30,000 BTU/hour for use with natural gas or liquefied propane gas. Key applications of these products include use in family rooms, dens, kitchens and commercial offices. The Company's indoor vent-free heaters are sold at retail prices that are significantly lower than vented gas heaters.

Vent-free heaters are classified into two different types: infrared and blue flame. Infrared models employ ceramic plaque burners that glow red-orange while in use and they produce radiant heat that warms people or objects in the room. Blue flame models have a stainless steel burner hidden behind a darkened glass front. When burning, a line of blue flame is visible across the width of the heater. These models produce convection heat that warms the air and distributes the heat throughout the room. Enhanced blue-flame models are available for heavy-duty garage and workshop applications. Optional accessories such as floor bases and fan accessories are also available.

VENT-FREE HEARTH - Vent-free hearth products include gas logs, fireplaces and stoves that are utilized for both decorative and economic heating. Vent-free products utilize a more efficient burner system that avoids the need for outside venting.

In 1993, the Company pioneered the introduction of vent-free gas technology to hearth products with the introduction of a heat efficient vent-free decorative gas log. Vent-free gas logs are an aesthetically attractive, economical and efficient source of heat that are used primarily by individuals who enjoyed the ambiance of a fireplace but wanted to avoid the trouble and inconvenience associated with burning wood. The Company's vent-free logs utilize an efficient burner system similar to vent-free heaters, and are thus less expensive to install and operate than their vented counterparts.

Management estimates that the Company's products account for approximately 44% of the vent-free hearth products sold in the United States, with no other competitor accounting for more than 14%.

VENTED HEARTH - Vented hearth products include gas logs, fireplaces and stoves that are utilized for both decorative and economic heating. Unlike vent-free products, vented heaters require a discharging of emissions outside of the dwelling.

The Company entered the vented hearth market in August 1998 by acquiring Fireplace Manufacturers Inc. ("FMI"), a manufacturer of direct vent gas fireplaces and gas logs, and wood burning metal fireplaces. The Company's vented hearth products are primarily manufactured in Santa Ana, California. Management estimates the vented hearth market in the United States at approximately $400 million.

OUTDOOR HEATING PRODUCTS - Outdoor heating products consist of portable units which generate heat by either using a fan to discharge heated air to a specific area (forced air heaters) or emitting heat throughout the surrounding area without the assistance of a fan (convection heaters). Forced air heaters are fueled by kerosene, propane or natural gas, while convection heaters are fueled only with propane or natural gas. Outdoor heaters are used in both residential and commercial applications. Residential applications include heating otherwise unheated garages, workshops and outdoor work areas. Commercial applications include heating factories, warehouses, construction sites and agricultural areas.

SPECIALTY PRODUCTS DIVISION

The specialty products division (41% of Fiscal 2001 Net Sales) includes specialty tools and home security lighting products sold in the United States and all products sold in Canada. Specialty products division includes powder-actuated fastening systems (tools and accessories) used to fasten wood to concrete or steel and stapling/rivet tools, electrical products such as chain saws and portable generators, chimes (wired and wireless) and motion sensor lighting products. These products are marketed under well-known brand names such as Remington(R), Master(R), Powerfast(R), Trine(R), Heath/Zenith(R) and JourneyMan (R). These products are sold to both Do-it-yourself ("DIY") and commercial customers.

Specialty products division is organized into four main product categories:

o        Motion Sensor lighting
o        Specialty Fastening Systems Products
o        Electrical Products
o        Chimes (doorbells)

MOTION SENSOR LIGHTING - The Company's motion sensor lighting products, marketed under the Heath/Zenith (R) and JourneyMan (R) brands, are comprised of two primary product categories: Motion Sensor Security Lighting and Motion Sensor Decorative Lighting. The Company's primary focus is to de-emphasize promotional products and to emphasize its high quality, high margin products that are made with metal fixtures and hoods, and which contain such value-added features as Pulse Count, Dual BriteTM and Range Boost. The security lighting products include halogen and traditional PAR (flood) lighting fixtures. Decorative lighting products include cast aluminum lanterns and solid brass lanterns. Management estimates that the North American residential motion sensor lighting market to be in excess of $125 million.

The Company designs and manufactures its products through its Hong Kong based subsidiary, Heath Company Ltd., which provides purchasing, engineering, contract manufacturing, administration and assembly. The Company uses subcontractors in China who assemble products according to predetermined specifications and ship assembled products to Heath Ltd. The Company owns all the tooling utilized in the production of its products. Finished products are shipped to the Company's warehouse in Manchester, Tennessee and a public warehouse in Reno, Nevada and distributed throughout North America directly to customers.

SPECIALTY FASTENING SYSTEMS - Specialty fastening systems include powder-actuated tools, power loads and fasteners. Powder-actuated tools utilize a powder load to drive nails for fastening wood to concrete or steel. The charge is activated using either a trigger on the tool or by striking the tool with a hammer. The energy discharged propels a piston inside the tool that in turn drives the nail. The Company sells two powder-actuated tools targeted at the DIY market and seven tools targeted at the commercial market. Sales of powder loads and fasteners account for over 50% of this product category's revenues.

The Company manufactures and packages the fasteners (pins) for sale with its powder-actuated tool product line. Powder-actuated tools are sourced from a manufacturing joint venture with Continental/Midland, Inc. and loads are purchased from a third party. Powerfast(R) stapling products are sourced from Asian manufacturers.

The Company is the market leader in the U.S. retail powder-actuated tool market that includes the commercial and DIY markets. The Company estimates that it has an 85% market share.

ELECTRICAL PRODUCTS - The Company assembles electric chain saws from components made to its specifications by third-party suppliers. Electric generators are assembled on a chassis by connecting gasoline engines purchased from Honda and Briggs & Stratton with an alternator purchased from a European supplier. The Company assembles and markets a line of electric chain saws that are used primarily by homeowners for light-duty pruning and trimming. The Company offers several models including an extended reach polesaw.

Management estimates the domestic electric chain saw market is approximately $45 million in size, and that the Company is the market leader with a 72% share. The electric chain saw market is mature and industry volume has been reasonably stable over the past five years. The Company traditionally maintains a modest presence in the portable electric generator market.

CHIMES - Chimes include door chimes (both wired and wireless), push buttons, transformers, bells, buzzers and accessories. The products are primarily imported from the Far East and are either ready to ship or require some assembly and packaging in the U.S. The Company uses subcontractors in China who manufacture and assemble products according to predetermined specifications. Finished products are shipped to the Company's warehouse in Manchester, Tennessee and a public warehouse in Reno, Nevada and distributed throughout North America directly to customers.

Management estimates the U.S. wired and wireless doorbell market to be in excess of $65 million. The Company has a 76% market share and is the market leader in the wireless segment of the U.S. doorbell industry. The Company offers a diverse line of products and utilizes a proprietary sound chip to differentiate itself. The wireless control systems industry is a diverse industry that includes products ranging from home automation systems to garage door openers to wireless doorbells. The Company also competes in the wired doorbell segment of the U.S. doorbell industry and is the market leader with a 49% share.

SALES, MARKETING AND DISTRIBUTION

SALES - The Company has organized its domestic sales force by channels of distribution and product categories in order to optimize the effectiveness of its selling efforts. The Company's management believes that such a structure enhances the Company's relationships with key channel participants by (i) enabling the sales force to develop specific customer insights regarding specialized needs and (ii) creating a sense of partnership through customized attention and focus.

    DESA Sales            Channel of Distribution        Products Marketed          Approximate Number
    Organization                                                                         of Sales
                                                                                      Representatives
------------------------------------------------------------------------------------------------------
General Consumer           Mass Merchants               Indoor Heating                    100
                           Hardware Co-ops              Hearth Products
                           Home Centers                 Outdoor Heating
                           Warehouse Clubs
                           Catalog Showrooms
                           Agricultural Supply
                           Auto Parts Retailers

Specialty Heating          Utilities                    Indoor Heating                    25-35
                           Propane Marketers            Hearth Products
                           Specialty Distributors       Outdoor Heating
                           Appliance Distributors

Construction               Equipment Distributors       Outdoor Heating                   50-60
                           Equipment Renters            Generators

Specialty Products         Mass Merchants               Specialty Fastening Systems        125
                           Hardware Co-ops              Electrical Products
                           Home Centers Warehouse       Home Security
                           Stores
                           Catalog Showrooms
                           Agricultural Supply

MARKETING - The Company's marketing staff utilizes a variety of traditional and innovative programs to increase consumer awareness and augment sales. The Company uses limited national advertising and relies instead on local customer advertising through newspapers and circular flyers. The Company has also created a broad national network of independent, factory-trained service centers to provide local support to customers and end-users.

DISTRIBUTION - The Company's significant customers include all of the major home center accounts. The Company's consumer channels, which include home centers, mass merchants, warehouse clubs and hardware co-ops, are the largest channel for The Company's products. Other channels, include specialty heating, farm, construction, heating-ventilation-air conditioning (HVAC), electrical wholesale distribution and industrial.

INTERNATIONAL

In fiscal 2001, $18.6 million or 5% of the Company's gross sales were generated in international markets such as Canada, Europe, Mexico and the Far East. The Company believes that the international category represents a significant opportunity for increased sales in the future, and during fiscal 2001 the Company renewed its focus on global markets. During fiscal 2001, the Company established Desico S.A. de C.V., a manufacturing and sales office in Monterey, Mexico. Desico began manufacturing and selling to the Mexican market during third quarter of fiscal 2001.

Also, during fiscal 2001, the Company established a selling office in the United Kingdom and initiated a manufacturing subsidiary in the Europe Economic Community. The Company expects to begin manufacturing in the second quarter of fiscal 2002.

The Company's strategy for the international markets has been to export customized versions of its products to accommodate local electrical requirements, government regulation and user preferences for its exported products. With the renewed focus on global markets, the Company has begun to develop products specifically for international markets.

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

The Company's competitors offer a number of products that directly compete with or can be utilized as substitutes for the products manufactured by the Company. No assurance can be given that the future sales of such competitive products will not adversely affect the market for the Company's products. In addition, certain of the Company's competitors, particularly in the specialty tool industry, are larger and better capitalized than the Company.

SIGNIFICANT CUSTOMERS

Significant customers include Home Depot and Lowe's, the two largest home centers in the world, who accounted for 31% and 16% of net sales in fiscal year 2001, respectively. Ace and TruServ, leaders in the hardware co-op market; Sears and Wal-Mart, major mass merchandisers; Sam's and Costco, major warehouse clubs; and W.W. Grainger, a major industrial supply company are also major customers. Consistent with industry practices, the Company does not operate under a long-term written supply contract with any of its customers.

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

BACKLOG

The Company's backlog consists of cancelable orders and is dependent upon trends in consumer demand throughout the year. Customer order patterns vary from year to year, largely because of annual differences in consumer end-product demand, marketing strategies, overall economic conditions and weather conditions. Orders for the Company's products are generally subject to cancellation until shipment. As a result, comparison of backlog as of any date in a given year with the backlog at the same date in a prior year is not necessarily indicative of sales trends. Moreover, the Company does not believe that backlog is necessarily indicative of the Company's future results of operations or prospects. The
Company's backlog of orders was approximately $8.7 million at March 3, 2001 compared to $16.7 million at February 26, 2000.

The Company's warranty policy is to accept returns of products with defects in materials or workmanship. The Company will also accept returns of incorrectly shipped goods where the Company has been notified on a timely basis. During fiscal years 2001 and 2000, warranty costs amounted to approximately 2.0% and 2.0%, respectively, of sales.

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

ENVIRONMENTAL LIABILITY

The Company is subject to various evolving federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fees and sanctions for violations and, in many cases could require the Company to remediate a site to meet applicable legal requirements. A Phase I environmental audit of the Company's manufacturing facilities was completed on August 9, 1997 (February 14, 2000 for the Company's Bronx, NY facility) and did not identify any material matters. The Company believes, although there can be no assurance, that liabilities relating to environmental matters will not have a material adverse effect on its future financial position or results of operations.

EMPLOYEES

The Company's zone heating products operation is seasonal. As a result, the number of workers employed by the Company at any particular time varies. The work force is accustomed to seasonal layoffs of two to four months. In 2001, total employment averaged 1,408 with a low of 1,105 employees in March and a peak of 1,697 employees in October.

The hourly labor force in Bowling Green, Kentucky is represented by the Sheet Metal Workers International Association (AFL-CIO) under a three-year contract expiring in June 2001. The hourly labor force in The Bronx, New York is represented by the United Steelworkers of America (AFL-CIO) under a three-year year contract expiring August 2001. The Company considers its labor relations to be good. The Manchester and Shelbyville, Tennessee and Santa Ana, California facilities are non-union plants.

The hourly labor force in Bowling Green, Kentucky is covered by a defined benefit pension plan. All other employees are covered by a defined contribution plan (401K). All workers are covered by self-insured medical plans.

Item 2.  Properties.

The principal executive offices for the Company are located at 236 Public Square, Suite 103, Franklin, Tennessee 37064, telephone: (615) 599-6501.The Bowling Green, Kentucky facilities serve as the administrative services offices for all divisions. The Company's zone heating products are primarily manufactured in Bowling Green, Kentucky and Santa Ana, California. The Company also leases warehouse space in Bowling Green, Kentucky and Manchester, Tennessee as needed. The manufacturing facilities in Manchester, Tennessee and The Bronx, New York produce the specialty products sold by the Company. In addition to these manufacturing facilities, the Company leases sales offices and warehouse locations in Toronto, Canada, Rotterdam, Holland and Hong Kong, China.

            Location                 Square Footage    Ownership                Function
----------------------------------------------------------------------------------------------------------

Franklin, Tennessee                       2,000         Leased          Corporate Headquarters

Bowling Green, Kentucky                  225,000        Owned           Corporate and zone heating
                                        28 acres                        Administrative offices,
                                                                        Manufacturing, Engineering,
                                                                        Distribution

Bowling Green, Kentucky                  450,000        Leased          Specialty products administrative
                                        21 acres                        offices, Distribution

Shelbyville, Tennessee                   123,000        Leased          Manufacturing
                                        14 acres

The Bronx, New York                      42,000         Leased          Manufacturing, Distribution

Santa Ana, California                    101,125        Leased          Manufacturing, Distribution

Manchester, Tennessee                    107,850        Leased          Manufacturing, Distribution
                                         7 acres

Toronto, Canada                           9,400         Leased          Sales offices, Distribution

Rotterdam, Holland                        5,200         Leased          Sales offices, Distribution

Hong Kong, China                          9,100         Leased          Procurement, Distribution


Management believes its facilities are in good condition and are adequate for its operating needs for the foreseeable future without significant modifications or capital investment. Manufacturing operations in the Shelbyville facility will be moved to Bowling Green during first quarter fiscal 2002. Management is reviewing alternatives for utilization of the Shelbyville facility.

Item 3.  Legal Proceedings.

The Company is a party to various litigation in the normal course of its business activities, none of which is expected to have a material adverse effect on the Company. Although the Company has not experienced significant product liability claims to date, the Company carries occurrence-based product liability insurance coverage with a $101 million limit, $250,000 self insured retention ("SIR") and an aggregate annual capped SIR exposure to the Company of $1 million.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
Matters.

There is no established public trading market for the Company's Common Stock or the Nonvoting Common Stock.

There are 82 holders of the Company's Common Stock and one holder of the Company's Nonvoting Common Stock as of May 14, 2001. The Company has not paid any dividends on any class of common equity in the last two years and is prohibited from doing so by the terms of the senior credit facility.


Item 6.  Selected Consolidated Financial Data.

Set forth below are selected historical consolidated financial data of the Company. The summary historical consolidated financial data as of March 3, 2001 and February 26, 2000, and for each of the years in the three year period ended March 3, 2001 have been derived from our audited consolidated financial statements. The summary historical consolidated financial data as of February 28, 1998 and March 1, 1997 and for the two year period ended February 28, 1998 have been derived from our audited consolidated financial statements which are not included elsewhere herein. The information presented below is qualified in its entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.


                                                                   Fiscal Year
                                        -------------------------------------------------------------------
                                        2001(1)(11)      2000       1999 (10)     1998(2)(9)       1997
                                        -----------      ----       ---------    ----------       ----
                                                                  (in Thousands)

Statement of Income Data(12):
Net sales(3)                            $ 403,092     $ 393,924     $ 317,237     $ 224,169     $ 209,105
Cost of sales                             267,651       264,293       214,369       145,770       131,168
                                        -----------------------------------------------------------------
Gross profit                              135,441       129,631       102,868        78,399        77,937
Operating costs and expenses              101,660        91,799        73,043        50,191        45,257
                                        -----------------------------------------------------------------
Operating profit                           33,781        37,832        29,825        28,208        32,680
Interest expense                           32,598        28,853        27,864        17,327        14,509
                                        -----------------------------------------------------------------
Income before provision for income
taxes and extraordinary item                1,183         8,979         1,961        10,881        18,171
Income taxes                                  488         4,909           947         5,430         7,621
                                        -----------------------------------------------------------------
Income before extraordinary item              695         4,070         1,014         5,451        10,550
Extraordinary item(4)                          --            --            --         2,308            --
                                        -----------------------------------------------------------------
Net income                                    695         4,070         1,014         3,143        10,550
Less dividends and accretion on
preferred stock                             3,136         2,769         2,480           607            --
                                        -----------------------------------------------------------------
Net income (loss) available for
common stockholders                     $  (2,441)    $   1,301     $  (1,466)    $   2,536     $  10,550
                                        =================================================================
Ratio of earnings to fixed
  charges(5)                                 1.0x          1.3x          1.1x          1.6x          2.1x
Other Data(12):
EBITDA(6)                               $  44,909     $  48,307     $  38,412     $  32,920     $  37,216
EBITDA margin(7)                             11.1%         12.3%         12.1%         14.7%         17.8%
Capital expenditures                        3,771         5,529         4,462         5,475         2,770
Depreciation                                4,528         4,425         3,589         2,456         2,432
Amortization                                6,600         6,050         4,998         2,256         2,104
Net cash provided by operating              1,314        14,590         2,307         1,146        18,398
  activities
Net cash used in investing activities     (14,991)       (5,434)      (45,233)      (45,980)       (2,882)
Net cash provided by (used in)             15,900        (9,871)       43,012        40,590       (10,599)
  financing activities
Balance Sheet Data (at period end):
Cash and cash equivalents                   2,388           173           888           794         5,058
Working capital (deficit)(8)                6,631        16,361        26,929        26,703        (8,789)
Total assets                              233,896       228,139       202,638       155,244        91,761
Long-term debt (less current
  portion)                                249,163       265,846       285,138       261,105       130,600
Redeemable preferred stock                 23,057        19,937        17,207        14,661            --
Stockholders' equity (deficit)           (150,057)     (152,271)     (152,652)     (162,799)      (84,977)

----------------------
(1)  53-week fiscal year.

(2) The Company was party to a recapitalization in November 1997 which impacted interest expense, stockholders' equity (deficit) and long term debt.

(3) Net sales constitute gross sales net of an accrual for returns and allowances and cash discounts.

(4) Extraordinary items relate to the write-off of unamortized deferred financing costs at the time the Company refinanced its existing debt obligations and other expenditures related to the recapitalization transactions in fiscal year 1998.

(5) For purposes of computing this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing cost and a portion of rent expense from operating leases which the Company believes is a reasonable approximation of the interest factor included in the rent.

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

(9) Includes Heath/Zenith data for the period from February 4, 1998 (date of acquisition) to February 28, 1998.

(10) Includes FMI and Universal Heating Inc. data for the period from August 19, 1998 (date of acquisitions) through February 27, 1999.

(11) Includes Trine data for the period from April 7, 2000 (date of acquisition) forward.

(12) During fiscal 2001, the Company changed its method of accounting for inventories from the last in, first out ("LIFO") method to the first-in, first out ("FIFO") method. As a result of this change, all periods have been restated to conform to the FIFO method of inventory valuation. See footnote 1 to the Consolidated Financial Statements contained in Part IV hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction


The  following   discussion   should  be  read  in  conjunction  with  "Selected
Consolidated Financial Data" and the audited Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report.

The Company is organized in three divisions. Each division is comprised of dedicated operational resources required to support their specific product and geographic categories, and shared administrative resources for certain corporate functions. The divisions are: (a) zone heating division, which includes indoor room heaters, hearth products and outdoor heaters sold in the United States (approximately 56% of net sales), (b) specialty products division, which includes specialty tools and home security products sold in the United States and all products sold in Canada (approximately 41% of net sales) and (c) international division, which includes zone heating and specialty products sold in all geographic areas other than the United States and Canada (approximately 3% of net sales).

Zone heating division and specialty  products division are reportable  segments.
Prior  amounts  have  been   reclassified  to  conform  to  the  current  year's
presentation:

Principally due to sales of zone heating products, the Company's business is seasonal, as depicted by the following table that sets forth certain operating results of the Company for each of the four consecutive fiscal quarters in the periods ending March 3, 2001, February 26, 2000 and February 27, 1999 (dollars in thousands).

                                   First        Second          Third        Fourth
                                  Quarter       Quarter        Quarter       Quarter        Year
                                -------------------------------------------------------------------
Fiscal 2001
    Total net sales              $ 70,619       $110,622      $144,713      $ 77,138       $403,092
    Operating profit (loss)      $   (300)      $ 11,666      $ 20,581      $  1,834       $ 33,781
Fiscal 2000
    Total net sales              $ 67,793       $ 97,924      $156,763      $ 71,444       $393,924
    Operating profit             $    581       $ 11,030      $ 24,552      $  1,669       $ 37,832
Fiscal 1999
    Total net sales              $ 40,754       $ 75,416      $134,679      $ 66,388       $317,237
    Operating profit (loss)      $ (1,372)      $  8,746      $ 22,580      $   (129)      $ 29,825

Approximately 60% to 70% of annual sales occur in the second and third fiscal quarters (June-November) as the Company's zone heating customers place early booking orders for shipment in anticipation of the winter selling season. Approximately 44% of the Company's annual sales volume is booked in the five-month period of March through July.

Results of Operations

The following table sets forth certain income statement information for the Company for the fiscal years ended March 3, 2001, February 26, 2000 and February 27, 1999.

                                                              Fiscal Year Ended
                               ------------------------------------------------------------------------------
                                            Percentage                Percentage                Percentage
                                  2001     of Net Sales      2000     of Net Sales     1999     of Net Sales
                               ------------------------------------------------------------------------------
Net sales                        $403,092     100.0%       $393,924     100.0%       $317,237       100.0%
Cost of sales                     267,651      66.4%        264,293      67.1%        214,369        67.6%
                               ------------------------------------------------------------------------------
Gross profit                      135,441      33.6%        129,631      32.9%        102,868        32.4%
Operating costs and               101,660      25.2%         91,799      23.3%         73,043        23.0%
    expenses
                               ------------------------------------------------------------------------------
Operating profit                   33,781       8.4%         37,832       9.6%         29,825         9.4%
Interest expense                   32,598       8.1%         28,853       7.3%         27,864         8.8%
                               ------------------------------------------------------------------------------
Income before provision for         1,183       0.3%          8,979       2.3%          1,961         0.6%
    income taxes
Provision for income taxes            488       0.1%          4,909       1.2%            947         0.3%
                               ------------------------------------------------------------------------------
Net income                       $    695       0.2%       $  4,070       1.0%       $  1,014         0.3%
                               ==============================================================================

Year Ended March 3, 2001 Compared to the Year Ended February 26, 2000

Net Sales. Net sales for fiscal 2001 were $403.1 million, an increase of $9.2 million or 2.3% compared to fiscal 2000 sales of $393.9 million. Zone heating product sales were $226.9 million, an increase of $18.1 million or 8.6% from fiscal 2000. This increase is primarily due to an increased demand for all categories of heating products. Specialty products had sales of $165.7 million, a decrease of $7.4 million or 4.3% from fiscal 2000. This decrease is primarily due to reduced demand for generators in fiscal 2001 compared to unusually high demand in the prior year related to concerns of year 2000 computer problems. This decrease is partially offset by increased home security product sales and incremental sales from the acquisition of Trine in April 2000.

Cost of Sales. Cost of sales for fiscal 2001 were $267.7 million, an increase of $3.4 million or 1.3% from fiscal 2000. This increase is primarily attributable to increased sales volumes in the period. Cost of sales as a percentage of net sales improved to 66.4% in fiscal 2001 from 67.1% in fiscal 2000. The improvement is primarily due to a change in the mix of units sold and the impact of the Company's focus on cost reduction programs. As a result, gross margins improved to 33.6% in fiscal 2001 compared to 32.9% in 2000.

Operating Costs and Expenses. Operating costs and expenses for fiscal 2001 were $101.7 million, an increase of $9.9 million or 10.7% from fiscal 2000. As a percentage of sales, operating costs and expenses increased to 25.2% in fiscal 2001 from 23.3% in fiscal 2000. The increase as a percent of net sales is primarily attributable to a sales program costs related to a change in the product and customer mix, redundant costs related to the integration of Trine and start-up costs related to certain international operations.

Operating Profit. Operating profit was $33.8 million in fiscal 2001, a decrease of $4.1 million or 10.7% from fiscal 2000. Operating profit attributable to zone heating products was $23.0 million or 9.2% higher than fiscal 2000. The increase is primarily attributable to increased volume. Operating profit attributable to specialty products was $13.0 million in fiscal 2001, a decrease of $3.6 million or 21.5% from fiscal 2000. The decrease is primarily attributable to the decrease in net sales due to the reduced demand for generators.

EBITDA. EBITDA for fiscal 2001 was $44.9 million, a decrease of $3.4 million or 10.7% from fiscal 2000. EBITDA is defined as income before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and / or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles.

Interest Expense. Interest expense for fiscal 2001 was $32.6 million, an increase of $3.7 million or 13.0% compared to fiscal 2000. The increase is primarily associated with higher interest rates and higher levels of working capital borrowing.

Income Taxes. The income tax rate for fiscal 2001 was 41.3% compared to 54.7% in fiscal 2000. The decrease is due primarily to differences in the mix of taxable income from domestic and foreign sources.

Net Income. Net income was $0.7 million in fiscal 2001 compared to $4.1 in fiscal 2000. The decrease of $3.4 million or 83% is due primarily to higher operating costs and expenses and interest offset by reduced income taxes.

Year Ended February 26, 2000 Compared to the Year Ended February 27, 1999

Net Sales. Net sales for fiscal 2000 were $393.9 million, an increase of $76.7 million or 24.2% compared to fiscal 1999 sales of $317.2 million. Zone heating product sales were $208.9 million, an increase of $46.7 million or 28.8% from fiscal 1999. This increase is primarily due to an increased demand for the outdoor heating and hearth product lines and the acquisition of FMI in fiscal 1999.

Specialty products had sales of $173.1 million, an increase of $34.4 million or 24.8% from fiscal 1999. This increase is primarily due to an increased demand for generators related to concerns of year 2000 computer problems and new product sales. These increases were offset by a major customer adjusting their decorative lighting inventories that resulted in lower fiscal 2000 demand for related product lines.

Cost of Sales. Cost of sales for fiscal 2000 were $264.3 million, an increase of $49.9 million or 23.3% from fiscal 1999. This increase is primarily attributable to increased sales in the period. Cost of sales as a percentage of net sales improved to 67.1% in fiscal 2000 from 67.6% in fiscal 1999. The improvement is primarily due to lower manufacturing overhead per unit of zone heating product and the Company's focus on cost reduction programs. As a result, gross margins improved to 32.9% in fiscal 2000 compared to 32.4% in 1999.

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

Operating Profit. Operating profit was $37.8 million in fiscal 2000, an increase of $8.0 million or 26.9% from fiscal 1999. Operating profit attributable to zone heating products was $21.0 million or 29.9% higher than fiscal 1999. This is mainly attributable to increased net sales and higher factory overhead absorption offset by higher selling costs and shipping costs. Operating profit attributable to specialty products was $16.6 million in fiscal 2000, an increase of $4.3 million or 34.6% from fiscal 1999. This is primarily attributable to increased sales offset by a change in sales mix related to generator sales.

EBITDA. EBITDA for fiscal 2000 was $48.3 million, an increase of $9.9 million or 25.8% from fiscal 1999. EBITDA is defined as income before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and / or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as measure of liquidity as defined by generally accepted accounting principles.

Interest Expense. Interest expense for fiscal 2000 was $28.9 million, an increase of $1.0 million or 3.6% compared to fiscal 1999. The increase is primarily associated with higher interest rates.

Income Taxes. The income tax rate for fiscal 2000 was 54.7% compared to 48.4% in fiscal 1999. The increase is due primarily to differences in the mix of taxable income from domestic and foreign sources and goodwill amortization that is not deductible for tax purposes.

Net Income. Net income was $4.1 million in fiscal 2000 compared to $1.0 in fiscal 1999. The increase of $3.1 million or 301% is due primarily to higher sales volume offset by related taxes and expenses.

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

Cash provided by operating activities for fiscal 2001 was $1.3 million compared to $14.6 million for fiscal 2000, a decrease of $13.3 million. Cash provided by operating activities in fiscal 2001 was principally the result of decreased inventory levels and current year income and offset by decreased current liabilities. Net cash provided by operating activities was $2.3 million for fiscal 1999.

Net cash used in investing activities was $15.0 million in fiscal 2001 compared to net cash used of $5.4 million in fiscal 2000. Net cash used in investing activities reflects the fiscal 2001 acquisition of Trine for approximately $11.5 million, and capital expenditures of $3.8 million and $5.5 million in fiscal 2001 and fiscal 2000, respectively. Cash used for investing activities in fiscal 1999 was $45.2 million.

Net cash provided by (used in) financing activities was $15.9 million in fiscal 2001, ($9.9) million in fiscal 2000 and $43.0 million in fiscal 1999. Net cash provided by financing activities in fiscal 2001 primarily reflects the issuance of $6.0 million of debt and $5.0 million of equity to acquire Trine, greater working capital requirements and is offset by the repayment of debt. Fiscal 2000 primarily reflects the repayment of debt.

Credit Facility

Working Capital Loan Commitment. In November 1997, DESA entered into a $75.0 million senior secured revolving credit facility. The Working Capital Loan Commitment will mature November 26, 2003. As of March 3, 2001, the Company has $43.9 million outstanding under the Working Capital Loan Commitment. Borrowings under the revolving credit facility are used to provide seasonal working capital requirements of the Company. The Company can utilize letters of credit under the Working Capital Loan Commitment up to $10,000,000. As of March 3, 2001, letters of credit of $1.8 million are outstanding under the Working Capital Facility. In accordance with the terms of the Credit Facility (hereinafter defined), the ability of the Company to incur additional indebtedness is limited, as defined. At May 23, 2001, the Company can incur additional indebtedness of $18.8 million.

The Working Capital Loan Commitment, together with Term A Loan, Term B Loan, Term C Loan, Acquisition Loan and Acquisition B Loan (collectively, the "Credit Facility") contain customary covenants and events of default, including substantial restrictions on the Company's ability to pay dividends or make distributions to stockholders. At March 3, 2001, the Company did not comply with the interest coverage ratio, the fixed charge ratio and the total leverage ratio (together, the "Covenants") for fourth quarter fiscal 2001. On May 23, 2001, the Company entered into Amendment and Waiver No. 7 to the Loan Documents and Amendment No. 3 to the Credit Agreement (together, the "Amendment"), an amendment to the Credit Facility, which waives the Company's failure to comply with the requirements of the Covenants. The Amendment extended the maturity of the Guaranteed Line of Credit (hereinafter defined) to November 23, 2003, amended the financial covenants and their method of calculation, as defined and increased the interest rates on all existing outstanding borrowings under the Credit Facility by 1/2%. In conjunction with the Amendment, the Company sold 9,375,000 shares of common stock on May 30, 2001 to current shareholders for an aggregate sale price of $7,500,000.

Borrowings under the Credit Facility bear interest at a rate per annum equal (at the Company's option) to a margin over either a base rate or LIBOR. The Credit Facility is secured by substantially all assets of the Company (including the capital stock of DESA) and its direct and indirect domestic subsidiaries and a pledge of the capital stock of all the Company's direct and indirect subsidiaries, subject to certain limitations with respect to foreign subsidiaries.

The Credit Facility provides for a Clean-Up Period, as defined therein, under the Working Capital Loan Commitment, for a period of 30 consecutive days occurring between January 1 and May 30 in each calendar year. During the Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and other loan advances outstanding shall not exceed $30,000,000 for any Clean-Up Period. The Company completed this requirement prior to the filing of this report for the Clean-Up period ending May 30, 2001.

Commencing in fiscal 1999, the required annual payments under the Term A and Term B Term Loans are increased by 50% of any excess cash flows at the end of the fiscal year, as defined therein. No excess cash flow payment was required in fiscal 2001.

Guaranteed Line of Credit

On May 25, 1999, the Company entered into an agreement establishing a $15.0 million line of credit (the "Line of Credit"), which, pursuant to the Amendment, matures on November 23, 2003. The Line of Credit is unsecured and is unconditionally guaranteed by UBS Capital LLC, a shareholder of the Company. Borrowings under the Line of Credit bear interest at an annual rate equal to either (at the Company's option) a margin over a base rate or a margin over LIBOR. The Line of Credit contains customary covenants and events of default.

9 7/8% Senior Subordinated Notes

Holdings' subsidiary, DESA, is the issuer of 9 7/8% Senior Subordinated Notes due December 15, 2007 in the amount of $130,000,000. The notes are fully and unconditionally guaranteed by Holdings. Interest is payable semi-annually on June 15 and December 15. The Senior Subordinated Notes can be redeemed prior to the mandatory redemption date based upon the occurrence of certain events, as defined.

Preferred Stock

Holdings' Preferred Stock bears cumulative dividends at the rate of 12% per annum (payable semi-annually). Dividends will compound to the extent not paid. Subject to restrictions imposed by the Indenture dated November 26, 1997 (the "Indenture"), the Credit Facility and other documents relating to the Company's indebtedness, Holdings may exchange the Preferred Stock for junior subordinated notes (the "Exchange Notes") having substantially the same terms as the Preferred Stock. The Indenture permits Holdings, under certain circumstances, to exchange all outstanding Preferred Stock for Exchange Notes in an aggregate principal amount equal to the aggregate liquidation preference of the Preferred Stock so exchanged. The Exchange Notes will require Holdings to make semi-annual interest payments thereon at a rate of 12% per annum. Subject to compliance with the debt agreements of the Company, such payments must be in cash. The Indenture restricts, but does not prohibit, the Company from making such cash interest payments. Under the Exchange Notes, Holdings may defer the payment of interest payable on or before November 30, 2001, with any such deferred interest bearing interest at 12% per annum, compounded semi-annually. Holdings will be required to make a catch-up payment immediately prior to the first interest payment date after the fifth anniversary of the date of issuance to the extent the aggregate amount of such deferred interest exceeds an amount equal to one year's interest on the originally issued Exchange Notes. The Indenture restricts, but does not prohibit, the ability of Holdings to make such catch-up payment.

Management believes that cash flow from operations and availability under the Working Capital Loan Commitment and Guaranteed Line of Credit will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. Additionally, the Company reviews potential acquisitions and relationships from time to time and may be required to seek additional debt to fund any acquisition. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company also has limited foreign currency risk associated with its Canadian, European, Mexican and Hong Kong operations. A portion of the Company's operations consists of purchasing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States and Mexico, purchases products in Europe, China, and Japan and sells the products primarily in North America and Europe. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company operates. The Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and the value of the foreign currencies. Interest rate and foreign currency transactions are used only to the extent considered necessary to meet the Company's objectives. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

The Company's interest rate risk management objective is to limit the impact of interest rate changes on its earnings and cash flow and to lower its overall borrowing cost. To achieve its objectives, the Company regularly evaluates the amount of its variable rate debt as a percentage of its aggregate debt. In fiscal 1999, the Company entered into interest rate swap agreements with Bank of America to manage its exposure to interest rate fluctuations. The interest rate swap agreements provided for payment by the Company of fixed rates of interest based on three month LIBOR. Notional principal amounts of these agreements totaled $125 million, of which $75 million terminated in November 1999 and $50 million was canceled at the option of Bank of America in February 2000. There are no interest rate swap agreements outstandng at March 3, 2001.

The following table summarizes the carrying amounts and estimated fair values of the Company's remaining financial instruments at March 3, 2001 and February 26, 2000:

                                             March 3, 2001                  February 26, 2000
                                       Carrying           Fair          Carrying           Fair
                                        Amount           Value           Amount            Value
                                      -------------------------------------------------------------
                                                             (in thousands)

Bank debt                              $156,587         $56,587         $157,504          $157,504

Senior subordinated notes               130,000          74,100          130,000            96,850

Guaranteed Line of Credit                13,450          13,450               --                --

Note payable                                 --              --            1,842             1,842
Foreign exchange contracts-
  unrealized loss                            --              23               --               473

Based on the average outstanding amount of variable rate indebtedness of the Company in fiscal years 2001 and 2000, a one percentage point change in the interest rates for the Company's variable rate debt would have impacted the Company's fiscal years 2001 and 2000 interest expense by an aggregate of approximately $1.9 and $1.9 million, respectively.

Foreign Currency Exchange Rate Risk

The Company does not conduct a significant portion of its sales activity in foreign markets. The Company's reported financial results could be affected, however, by factors such as changes in foreign currency exchange rates in the markets where it operates. When the U.S. dollar strengthens against such foreign currencies, the reported U.S. dollar value of local currency operating profits generally decreases; when the U.S. dollar weakens against such foreign currencies, the reported U.S. dollar value of local currency operating profits generally increases. The Company utilizes foreign exchange forward contracts to mitigate the short-term effect of movements in currency exchange rates on the Company's foreign currency based inventory purchases. The Company regularly hedges by entering into foreign exchange forward contracts covering approximately 85% to 95% of its budgeted (future) net foreign currency purchase transactions over a period of four quarters. Gains and losses related to qualifying hedges of foreign currency risk exposures are recorded when the related inventory is purchased. At March 3, 2001, the Company had forward exchange contracts, with maturities ranging from May 2001 to October 2001, to purchase approximately $4.0 million in foreign currency. Because the Company does not have significant foreign sales, the Company does not believe it is necessary to enter into any other derivative financial instruments to reduce its exposure to foreign currency exchange rate risk.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to the Consolidated Financial Statements and Supplementary Data contained in Part IV hereof.

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

The Company's stockholders have entered into a Stockholders Agreement (the "Stockholders Agreement") that obligates the Company and the stockholders to take all necessary actions to include certain nominees of J. W. Childs Partners, L.P. ("Childs") and its affiliates and associates ("JWC Holders") (who could constitute a majority of the board of directors) and one nominee of UBS Capital LLC on the Company's board of directors and to ensure that certain representatives of the other Stockholders may attend meetings. The Stockholders Agreement also restricts the Company's right to enter into agreements with JWC Holders without the consent of the other stockholders.

 Name                    Age                Positions
--------------------------------------------------------------------------------
Raymond B. Rudy           70     Chairman and Director
W. Michael Clevy          52     Chief Executive Officer, President, Director
John W. Childs            59     Director
Adam L. Suttin            33     Director
Michael Greene            39     Director
Joseph J. Incandela       54     Director
James E. Ashton           58     Director
Terry G. Scariot          52     Director
Stephen L. Clanton        49     Senior Vice President, Chief Financial Officer
Augusto H. Millan         51     President - International Division
David B. Schumacher       41     President - Zone Heating Division
James R. Wiese            51     President - Specialty Products Division

Raymond B. Rudy was appointed the Company's Chairman in April 1999. Mr. Rudy has been a Managing Director of J.W. Childs Associates ("JWCA") since July 1995. Prior to that time, he was Deputy Chairman and Director of Snapple Beverage Corporation from 1992 until the company was sold in 1994. From 1987 to 1989, Mr. Rudy was President of Best Foods Affiliates of CPC International. From 1984 to 1986, Mr. Rudy was Chairman, President and CEO of Arnold Foods Company, Inc. He is Chairman of American Safety Razor Company and The Hartz Mountain Corporation, Vice Chairman of Empire Kosher Poultry, Inc. and a director of Widmer Brothers Brewing Company and American Safety Razor Company.

W. Michael Clevy joined DESA in September 1999 as a Director and became President and Chief Executive Officer in November 1999. Prior to joining the Company, he held positions with International Comfort Products Corporation, Toronto, Ontario, Canada as President and Chief Executive Officer from 1995 until its acquisition by United Technologies Corporation in 1999 and as President and Chief Operating Officer of the International Comfort Products Corporation's U.S. operating subsidiary from 1994 to 1995. He is a director of York International Corporation, Pameco Corporation, and Derlan Industries, Ltd.

John W. Childs has been President of JWCA since July 1995 and a Director of the Company since 1997. Prior to that time, he was an executive at Thomas H. Lee Company, from May 1987, most recently holding the position of Senior Managing Director. He is a director of Big V Supermarkets, Inc., Quality Stores, Inc., Chevys, Inc., Pan Am International Flight Academy, Inc., Ross University, Bass Pro Shops, Inc., The Hartz Mountain Corporation, American Safety Razor Company and Edison Schools, Inc.

Adam L. Suttin has been a Managing Director of JWCA since January 1998, and has been with JWCA since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1989, most recently holding the position of Associate. He is a director of Quality Stores, Inc., American Safety Razor Company, The NutraSweet Company, Ross University and Empire Kosher Poultry, Inc. He has been a director of the Company since 1997.

Michael Greene is a Managing Director of UBS Capital, LLC, which is the private equity subsidiary of the Union Bank of Switzerland. Mr. Greene has worked in Union Bank of Switzerland's private equity and leveraged finance business since he joined Union Bank of Switzerland in 1990. Mr. Greene serves on the board of directors of CBP Resources, Inc. and Metrocall, Inc. He has been a director of the Company since 1997.

Joseph J. Incandela, is Managing Director of Shields and Company, Inc., a Boston based investment banking firm and was elected a Director of the Company in April 1999. He served as a Managing Director of the Thomas H. Lee Company, a Boston based private equity investment company from 1992-1998. Mr. Incandela was CEO of Darling International Corp., Chairman and CEO of Amerace Corp. and President and CEO of Conductron Corp. during the period of 1983 through 1991. Prior to 1983 Mr. Incandela served as a General Manager of the Thomas & Betts Corporation's Electronic Connector Products Division. Mr. Incandela serves on the board of directors of Morgan Grenfell Smallcap Fund Inc. and Southern Energy Homes Corp. Mr. Incandela has a Bachelor of Arts in Economics from Wagner College.

Dr. James E. Ashton was elected a Director of the Company in April 2000. He is Chairman of Poco Graphite, Inc., a manufacturer of specialty graphite material and President of Ashton and Associates, a management consulting company. Previously, from 1998 to 2000 he was Chairman and Chief Executive officer of Precision Partners, Inc. Prior to joining Precision Partners Inc., he was Chairman and CEO of Fiberite, Inc., a manufacturer of composite materials. He is on the board of Insilco Corporation and ThermaSys Corporation and holds a Ph.D., M.S. from Massachusetts Institute of Technology and an MBA from Harvard Business School.

Terry G. Scariot joined AMCA International Consumer and Automotive Products Division as Vice President - Finance in 1984 and was appointed Chief Financial Officer of DESA International, Inc. in 1985 and held that position until March 1996 when he was appointed President and joined the Board of Directors. In April, 1999 he was appointed President and Chief Executive Officer for the Company and held those positions until November 1999. He has been a Director of the Company since 1996. He is currently a partner in the investment firm Remington Capital, L.L.C.

Stephen L. Clanton joined the Company as Senior Vice President, Chief Financial Officer in December 1999. Prior to joining the Company, he was Senior Vice President, Chief Financial Officer and Treasurer for International Comfort Products Corporation, Toronto, Ontario, Canada, from 1996 to 1999 and Executive Vice President and Chief Financial Officer for Falcon Products Inc., St. Louis, Missouri, from 1988 to 1996.

Augusto H. Millan joined the Company as President, International Division in December 1999. Prior to joining the Company he held positions with International Comfort Products Corporation, Toronto, Ontario, Canada as Senior Vice President and General Manager, International Sales and General Manager, Aftermarket Sales from 1996 to 1999 and Vice President, Financial Operations from 1994 to 1996. He is a non-executive Director of eAir LLC, a wholesaler of Air conditioning products.

David B. Schumacher joined the Company as President - Zone Heating Division in December 1999. Prior to joining the Company, he held positions with International Comfort Products Corporation, Toronto, Ontario, Canada as Vice President and General Manager, Commercial Products Group from 1997 to 1999, as Senior Director, Product Marketing from 1995 to 1997 and Manager - Product Marketing from 1993 to 1995.

James R. Wiese joined DESA as President - Specialty Products Division in December 1999. Prior to joining the Company he held positions with International Comfort Products Corporation, Toronto, Ontario, Canada as Senior Vice President and General Manager, Residential Products Group 1996 to 1999, Senior Vice President Planning and Logistics from 1995 to 1996, Senior Vice President, Marketing from 1994 to 1995 and Vice President Sales from 1993 to 1994.

Item 11. Executive Compensation.

The following table sets forth compensation earned for all services rendered to the Company during fiscal 2001, fiscal 2000 and fiscal 1999 as applicable, by the Company's chief executive officer and the most highly compensated executive officers other than the Company's chief executive officer (collectively, the "Named Executive Officers").

                                              Summary Compensation Table

                                              Annual Compensation
                               -----------------------------------------------          Long-Term
                                                                                      Compensation
                                                                                         Awards
                                                                                      --------------
                                                                                                              All
                                                                                        Number of            Other
                                                                 Other Annual          Securities            Comp-
      Name and Principal        Fiscal    Salary    Bonus(1)     Compensation          Underlying           ensation
          Position at            Year       ($)        ($)           ($)                 Options              ($)
         March 3, 2001
---------------------------------------------------------------------------------------------------------------------
W. Michael Clevy                 2001      462,115         --        26,204               722,919            8,800
  President and Chief            2000      124,942     34,400            --                    --               --
  Executive Officer              1999           --         --            --                    --               --

Stephen L. Clanton               2001      218,077         --        38,073  (2)          200,000            8,399
  Senior Vice President and      2000       44,423     12,200            --                    --               --
  Chief Financial Officer        1999           --         --            --                    --               --

Augusto H. Millan                2001      208,292         --        11,509               175,000            8,000
  President-- International      2000       45,015     12,300            --                    --               --
  Division                       1999           --         --            --                    --               --

David B. Schumacher              2001      218,077         --        24,297  (3)          175,000            3,836
  President-- Zone Heating       2000       38,769     10,700            --                    --               --
  Division                       1999           --         --            --                    --               --

James R. Wiese                   2001      218,077         --        21,599               175,000            8,198
  President-- Specialty          2000       38,769     10,700            --                    --               --
  Products Division              1999           --         --            --                    --               --

(1) Annual bonuses are indicated for the year in which they were earned and accrued. Annual bonuses for any year are generally paid in the following fiscal year.

(2)  Includes $30,534 for vehicle allowance.

(3)  Includes $18,398 for company car.


The Company granted the options set forth and described in the following table to the Named Executive Officers in fiscal 2001:


                                     Option/SAR Grants in Last Fiscal Year
                                                                                        Potential Realizable
                                                                                          Value at Assumed
                                                                                        Annual Rates of Stock
                                                                                       Price Appreciation for
                            Number of        % of Total                                      Option Term
                           Securities       Options/SARs                              -----------------------
                           Underlying        Granted to     Exercise for
                           Option/SARs      Employees in     Base Price   Expiration
          Name             Granted (#)       Fiscal Year       ($/Sh)        Date       5% ($)       10% ($)
--------------------------------------------------------------------------------------------------------------

W. Michael Clevy             721,249            44.5%          6.50         10/8/10   2,766,513     12,216,412
W. Michael Clevy               1,670              .1%          6.50         5/10/11       6,405         28,285
Stephen L. Clanton           200,000            12.3%          6.50         6/15/10     817,563      3,959,225
Augusto H. Millan            175,000            10.8%          6.50         6/15/10     715,368      3,464,322
David B. Schumacher          175,000            10.8%          6.50         6/15/10     715,368      3,464,322
James R. Wiese               175,000            10.8%          6.50         6/15/10     715,368      3,464,322


The following table sets forth the number of securities underlying the options held by the Named Executive Officers at the end of fiscal 2001:



                 Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                                   (e) Value of
                                                                                                   Unexercised
                                                                (d) Number of Securities           in-the-Money
                                                                 Underlying Unexercised          Options/SARs at
                                                                Options / SARs at Fiscal       Fiscal Year-End ($)
                         (b) Shares Acquired on   (c) Value    Year-End (#) Exercisable /         Exercisable /
        (a) Names             Exercise (#)       Realized ($)         Unexercisable               Unexercisable
-------------------------------------------------------------------------------------------------------------------

W. Michael Clevy                  --                --                288,500/434,419                 --
Stephen L. Clanton                --                --                 40,000/160,000                 --
Augusto H. Millan                 --                --                 35,000/140,000                 --
David B. Schumacher               --                --                 35,000/140,000                 --
James R. Wiese                    --                --                 35,000/140,000                 --


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

Director Compensation

No director received any compensation for his services as director in fiscal year 2001 except Mr. Incandela who received a director's fee of $10,000 per year plus $1,000 per meeting attended. Mr. Incandela has been granted options to purchase 10,000 shares of the Company's common stock at $6.49 per share. The options vest annually in equal installments in fiscal years 2000, 2001 and 2002.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors of the Company is comprised of Messrs. Rudy, Childs, Ashton, and Clevy. Mr. Clevy is an executive officer of the Company. Mr. Rudy is a Managing Director of JWCA, Mr. Childs is President of JWCA, and Mr. Ashton is Chairman and CEO of Precision Partners, Inc.

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

The purpose of the 1998 Stock Option Plan is to encourage key employees, officers and directors of the Company who render services of special importance to, and who have contributed or are expected to contribute materially to the success of, the Company to continue their association with the Company by providing favorable opportunities for them to participate in the ownership of the Company and in its future growth. The Compensation Committee made stock option grants to Messrs. Clevy, Clanton, Schumacher, Wiese and Millan in fiscal 2001.

The Compensation Committee determined the salary levels of the Company's executive officers, including the Chief Executive Officer, for fiscal 2001, as well as the amounts of bonuses paid in fiscal 2001 for performance in fiscal 2000. The compensation policies implemented by the Compensation Committee, which combine base salary and incentive compensation in the form of cash bonuses and long-term stock options, are designed to achieve the operating and acquisition strategies and goals of the Company. In particular, in determining bonuses paid in 2001 in respect of 2000 and salary levels for fiscal 2001, the Compensation Committee took into account the past or expected future contributions of each executive officer to the Company's strategic goals.

COMPENSATION COMMITTEE

RAYMOND B. RUDY, Chairman
W. MICHAEL CLEVY
JAMES E. ASHTON
JOHN W. CHILDS

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company by each person known to the Company to be the beneficial owner of more than five percent of the Common Stock of the Company, each director of the Company, each Named Executive Officer and all directors and executive officers of the Company as a group. Except as otherwise indicated, the beneficial owners of the voting stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Such information is presented as of May 14, 2001, except as otherwise indicated.

                                                         Shares
                                                      Beneficially
                     Name and Address                    Owned          Percent
--------------------------------------------------------------------------------

J.W. Childs Equity Partners, L.P.(1)                   10,381,854        63.4%
     One Federal Street
     Boston, Massachusetts
UBS Capital LLC(2)                                      3,043,751        18.6
     299 Park Avenue
     New York, New York
John W. Childs(1)(3)(4)                                10,801,578        66.0
     One Federal Street
     Boston, Massachusetts
Raymond B. Rudy(1)(3)(5)                               10,410,401        63.6
     One Federal Street
     Boston, Massachusetts
Adam L. Suttin(1)(3)(6)                                10,423,312        63.7
     One Federal Street
     Boston, Massachusetts
Michael Greene(2)(7)                                    3,043,751        18.6
     299 Park Avenue
     New York, New York
Joseph Incandela(8)                                         6,666         *
W. Michael Clevy(9)                                       519,270         3.2
James E. Ashton                                            38,462         *
Terry G. Scariot                                                0         *
Stephen L. Clanton(10)                                    101,539         *
David B. Schumacher(11)                                    42,692         *
James R. Wiese(12)                                         96,539         *
Augusto H. Millan(13)                                      50,385         *
All Directors and executive officers as a group (11
 persons)(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)   14,770,887       90.2%

 *  Less than 1.0%

(1) Includes 148,572 shares deemed beneficially owned by Childs pursuant to warrants.
(2) Includes 43,504 shares deemed beneficially owned by UBS Capital LLC pursuant to warrants.
(3) Includes all shares beneficially owned by Childs, as to which Messrs. Childs, Rudy and Suttin may be deemed also to be beneficial owners.
(4) Includes 6,501 shares deemed beneficially owned by Mr. Childs pursuant to warrants.
(5) Includes 336 shares deemed beneficially owned by Mr. Rudy pursuant to warrants.
(6) Includes 585 shares deemed beneficially owned by Mr. Suttin pursuant to warrants. Also includes 11,885 shares held in the Suttin Family Trust.
(7) All shares shown are beneficially owned by UBS Capital LLC. Mr. Greene may also be deemed to be a beneficial owner.
(8) Includes 6,660 shares that Mr. Incandela has the right to acquire pursuant to currently exercisable options.
(9) Includes [ ] shares that Mr. Clevy has the right to acquire pursuant to currently exercisable options.

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

Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)   Financial Statements

                        DESA HOLDINGS CORPORATION

Report of Independent Auditors                                           F-1

Consolidated Balance Sheets at March 3, 2001 and February 26, 2000       F-2

                        DESA HOLDINGS CORPORATION

Consolidated  Statements of Income for the fiscal years ended
March 3, 2001, February 26, 2000 and February 27,1999                    F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the
fiscal years ended March 3, 2001, February 26, 2000 and February
27, 1999                                                                 F-5

Consolidated Statements of Cash Flows for the fiscal years ended
March 3, 2001, February 26, 2000 and February 27, 1999                   F-6

Notes to Consolidated Financial Statements for the fiscal years
ended March 3, 2001, February 26, 2000 and February 27, 1999             F-8

(a)(2)   Financial Statement Schedules

         SCHEDULE II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


(a) (3)  Exhibits

Exhibit No.                          Description of Document

2.1          Recapitalization Agreement, dated as of October 8, 1997, among J.W. Childs                *
             Equity Partners, L.P., the Company and each Stockholder of the Company named therein
2.2          Stock Purchase Agreement, dated as of January 12, 1998, by and among Heath                *
             Holding Corp., its Shareholders and Optionholders and the Company
2.3          Agreement and Plan of Reorganization, dated May 13, 1998 by and among the                 **
             Company, FMI Acquisition, Inc., Fireplace Manufacturers, Inc et al.
3.1          Articles of Incorporation of DESA International, Inc.                                     *
3.1A         Articles of Incorporation of the Company                                                  *
3.2          By-laws of DESA International, Inc.                                                       *
3.2A         By-laws of the Company                                                                    *
4.1          Indenture, dated as of November 26, 1997, by and among the Company, DESA                  *
             International, Inc., and Marine Midland Bank relating to $130,000,000 of the Company's 9 7/8% Senior Subordinated Notes Due 2007
4.2          Registration Rights Agreement, dated as of November 26, 1997 by and among                 *
             the Company, DESA International, Inc., NationsBanc Montgomery Securities,
             Inc. and UBS Securities LLC
4.3          Purchase Agreement, dated as of November 21, 1997, by and among the                       *
             Company, DESA International, Inc., NationsBanc Montgomery Securities, Inc.
             and UBS Securities LLC
4.4          Global Note Payable to CEDE & Co.                                                         *
4.5          Company Guarantee                                                                         *
10.1         Credit Agreement, dated as of November 26, 1997 by and among the Company,                 *
             DESA International, Inc., NationsBank, N.A., UBS Securities LLC
             and NationsBanc Montgomery Securities, Inc.


Exhibit No.                          Description of Document
10.2         Management Incentive Plans of the Company, dated March 1, 1997                            *
10.3         Sales Compensation and Incentive Plan of the Company for fiscal year 1998                 *
10.4         Services Agreement between the Company and Hamilton Ryker Company                         *
10.5         Services Agreement between the Company and Manpower Services                              *
10.6         Representative Manufacturer's Representative Agreement                                    *
10.15        Intellectual Property Agreement between the Company and Worgas Bruciatori                 *
             SRL dated December 1, 1996
10.16        Intellectual Property Agreement between the Company and Valor Limited dated               *
             May 21, 1996
10.17        Intellectual Property Agreement between the Company and Remington Arms                    *
             Company dated August 29, 1969
10.18        Intellectual Property Agreement between the Company and Remington Arms                    *
             Company dated January 29, 1988
10.19        Lease Agreement between the Company and Shelbyville Industrial Spec.                      *
             Building - WRS Partnership
10.20        Agreement to produce and sell finished goods between the Company and                      *
             Tangible/Shinn Fu
10.21        Agreement to produce and sell finished goods between the Company and BYSE                 *
10.22        Agreement to produce and sell finished goods between the Company and NU-                  *
             TEC
10.23        Agreement to produce and sell finished goods between the Company and                      *
             International Pin
10.24        Agreement to produce and sell finished goods between the Company and                      *
             Kingsman Industries
10.25        Agreement to produce and sell finished goods between the Company and Sealey               *
10.26        Agreement to produce and sell finished goods between the Company and                      *
             Hudson Manufacturing
10.27        Agreement to produce and sell finished goods between the Company and                      *
             Sengoka Works, Ltd
10.28        Employment Agreement, dated as of November 26, 1997, between the Company                  *
             and Robert H. Elman
10.29        Employment Agreement, dated as of November 26, 1997, between the Company                  *
             and John M. Kelly
10.30        Employment Agreement, dated as of November 26, 1997, between the Company                  *
             and Terry G. Scariot
10.31        The Company's 1998 Stock Option Plan                                                      ***
10.32        The Company's Stockholders Agreement dated as of November 26, 1997 among                  ***
             the Company and the persons named therein
10.33        The Company's Amended and Restated Stockholders Agreement dated as of                     ****
             October 9, 1998 among the Company and the persons named therein
10.34        The Company's Purchase Agreement dated as of October 9, 1998 among the                    ****
             Company and the persons named therein
10.35        Preferred Stock Tagalong Agreement dated as of October 9, 1998 among the                  ****
             Company and the persons named therein
10.36        Form of Warrant                                                                           ****
10.37        Amendment and Waiver No. 4 to the Loan Documents dated as of May 25, 1999                 *****
             by and among the Company, DESA International, Inc., NationsBank, N.A., UBS
             Securities LLC, Banc of America Securities LLC et al.


Exhibit No.                          Description of Document
10.38        Employment agreement, dated as of November 10, 1999 between the Company and               ******
             W. Michael Clevy
10.39        Amendment and Waiver No. 5 to the Loan Documents  dated as of April                       #
             7, 2000 to the Credit Agreement  dated as of November 26, 1997 by and among the Company, DESA International, Inc., the Lender Parties
             party thereto,  UBS Securities LLC, Banc of America  Securities LLC
             (formerly  NationsBanc  Montgomery  Securities  LLC)  and  Bank  of
             America, N.A. (formerly NationsBank, N.A.).
10.40        Amendment No. 1 to the Credit Agreement dated as of July 28, 2000 to the                  #
             Credit Agreement dated as of May 26, 1999 between DESA International,
             Inc. and Bank of America, N.A. (formerly NationsBank, N.A.).
10.41        Amendment and Waiver No. 6 to the Loan Documents dated as of January 16, 2001             ##
             to the Credit Agreement dated as of November 26, 1997 by and among the Company,
             DESA International, Inc., the Lender Parties party thereto, UBS Security LLC,
             Banc of America LLC (formerly NationsBanc Montgomery Securities LLC) and Bank of America, Securities N.A.(formerly NationsBank N.A.).
10.42        Amendment No. 2 to the Credit Agreement dated as of January 16, 2001 to the               ##
             Credit Agreement dated as of May 26, 1999 between DESA International, Inc. and
             Bank of America N.A. (formerly NationsBank, N.A.).
10.43        Amendment and Waiver No. 7 to the Loan Documents dated as of May 23, 2001 to              Filed
             the Credit Agreement dated as of November 26, 1997 by and among the Company,              herewith
             DESA International, Inc., the  Lender Parties party thereto, UBS Security LLC,
             Banc of America LLC (formerly NationsBanc Montgomery Securities LLC) and Bank of America, Securities N.A. (formerly NationsBank N.A.).
10.44        Amendment No. 3 to the Credit Agreement dated as of May 23, 2001 to the Credit            Filed
             Agreement dated as of May 26, 1999 between DESA International, Inc. and Bank of           herewith
             America N.A. (formerly NationsBank, N.A.).
18           Independent auditors' letter relating to change in accounting principle,                  Filed
             dated April 13, 2001.                                                                     herewith



* Incorporated by reference to the Company's Registration Statement on Form S-4 filed on August 5, 1998 (File No. 333-44969)
** Incorporated by reference to the Company's Statement on Schedule 13D in respect of the common stock of Fireplace Manufacturers, Inc. filed on June 5, 1998
*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended August 29, 1998
**** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended November 28, 1998
***** Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended February 27, 1999
****** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended November 27, 1999
# Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 2, 2000
## Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 2, 2000

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during fourth quarter, 2001.

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report or proxy materials have been sent tosecurity holders.

                        Consolidated Financial Statements

                            DESA Holdings Corporation

                        Fiscal years ended March 3, 2001,
                    February 26, 2000, and February 27, 1999
                       with Report of Independent Auditors

                            DESA Holdings Corporation

                        Consolidated Financial Statements


                        Fiscal years ended March 3, 2001,
                    February 26, 2000, and February 27, 1999




                                    Contents

Report of Independent Auditors..........................................  F-1

Consolidated Balance Sheets.............................................  F-2
Consolidated Statements of Income.......................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)...............  F-5
Consolidated Statements of Cash Flows...................................  F-6
Notes to Consolidated Financial Statements..............................  F-8

                         Report of Independent Auditors

Board of Directors and Stockholders
DESA Holdings Corporation

We have audited the accompanying consolidated balance sheets of DESA Holdings Corporation as of March 3, 2001 and February 26, 2000, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three fiscal years in the period ended March 3, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DESA Holdings Corporation at March 3, 2001 and February 26, 2000, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 3, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2001 the Company changed its method of accounting for inventories.

                                                  /s/ Ernst & Young LLP
Nashville, Tennessee
April 13, 2001, except for Note 15, as to
which the date is May 30, 2001


                               DESA Holdings Corporation

                              Consolidated Balance Sheets

                                                            March 3,  February 26,
                                                              2001        2000
                                                          ------------------------
                                                            (In Thousands, Except
                                                               Number of Shares)

Assets
Current assets:
   Cash and cash equivalents                               $   2,388    $     173
   Accounts receivable, net                                   41,894       32,921
   Inventories:
     Raw materials                                               486          209
     Work-in-process                                          10,938        9,756
     Finished goods                                           37,869       47,443
                                                          ------------------------
                                                              49,293       57,408
   Deferred tax assets                                         3,274        2,854
   Other current assets                                        6,376        2,003
                                                          ------------------------
Total current assets                                         103,225       95,359

Property, plant and equipment:
   Land                                                          525          525
   Buildings and improvements                                  6,561        6,294
   Machinery and equipment                                    43,336       39,361
   Furniture and fixtures                                      1,273        1,090
                                                          ------------------------
                                                              51,695       47,270
   Less accumulated depreciation                             (35,084)     (30,574)
                                                          ------------------------
                                                              16,611       16,696

Goodwill, net                                                 95,312       93,818

Other assets, net                                             18,748       22,266




                                                          ------------------------
Total assets                                               $ 233,896    $ 228,139
                                                          ========================



                                                            March 3,  February 26,
                                                              2001        2000
                                                          ------------------------
                                                            (In Thousands, Except
                                                               Number of Shares)

Liabilities and stockholders' equity (deficit)
Current liabilities:
   Accounts payable                                        $  28,701    $  37,040
   Accrued interest                                            3,195        5,233
   Other accrued liabilities                                  13,824       13,225
   Current portion of long-term debt                          50,874       23,500
                                                          ------------------------
Total current liabilities                                     96,594       78,998

Long-term debt                                               249,163      265,846
Deferred tax liabilities                                         903          789
Other liabilities                                             14,236       14,840
                                                          ------------------------
Total liabilities                                            360,896      360,473

Commitments and contingencies

Series C redeemable preferred stock, $.01 par value;
   authorized--40,000 shares at March 3, 2001 and
   February 26, 2000; issued and outstanding--25,245
   shares at March 3, 2001 and 22,461 shares at February
   26, 2000 (liquidation preference--$25,759 at
   March 3, 2001 and $22,882 at February 26, 2000)            23,057       19,937

Stockholders' equity (deficit):
   Common stock, $.01 par value;  authorized--
     50,000,000 shares at March 3, 2001 and February 26,
     2000; issued and outstanding--16,373,148 shares at
     March 3, 2001 and 15,562,656 shares at February 26,
     2000                                                        164          155

   Nonvoting common stock, $.01 par value; authorized--
     3,000,000 shares at March 3, 2001 and February 26,
     2000; issued and outstanding--90,604 shares at
     March 3, 2001 and February 26, 2000                           1
   Capital in excess of par value                            103,334       98,075
   Accumulated deficit                                      (250,906)    (248,465)
   Accumulated other comprehensive loss                       (2,650)      (2,037)
                                                          ------------------------
Total stockholders' equity (deficit)                        (150,057)    (152,271)
                                                          ------------------------
Total liabilities and stockholders' equity (deficit)       $ 233,896    $ 228,139
                                                          ========================

See accompanying notes





                                                 DESA Holdings Corporation

                                             Consolidated Statements of Income


                                                                        Fiscal year ended
                                                          March 3,         February 26,     February 27,
                                                            2001              2000              1999
                                                         -----------------------------------------------
                                                                         (In Thousands)

Net sales                                                 $ 403,092        $ 393,924       $ 317,237
Cost of sales                                               267,651          264,293         214,369
                                                         -----------------------------------------------
Gross profit                                                135,441          129,631         102,868

Operating costs and expenses:
   Selling                                                   77,238           69,821          54,084
   General and administrative                                18,102           15,890          13,597
   Other                                                      6,320            6,088           5,362
                                                         -----------------------------------------------
                                                            101,660           91,799          73,043
                                                         -----------------------------------------------
Operating profit                                             33,781           37,832          29,825

Interest expense                                             32,598           28,853          27,864
                                                         -----------------------------------------------
Income before provision for income taxes                      1,183            8,979           1,961

Provision for income taxes                                      488            4,909             947
                                                         -----------------------------------------------
Net income                                                      695            4,070           1,014

Less dividends and accretion on preferred stock               3,136            2,769           2,480
                                                         -----------------------------------------------
Income (loss) available to common stockholders            $  (2,441)       $   1,301       $  (1,466)
                                                         ===============================================



See accompanying notes.


                                                      DESA Holdings Corporation

                                      Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                           Accumulated
                                                    Nonvoting  Capital in                     Other           Total
                                             Common   Common   Excess of    Accumulated   Comprehensive   Stockholders'
                                             Stock    Stock    Par Value      Deficit         Loss       Equity (Deficit)
                                          -------------------------------------------------------------------------------
                                                                            (In Thousands)
                                          -------------------------------------------------------------------------------

Balance at February 28, 1998              $    137   $     1   $  85,926     $ (248,299)    $    (564)      $   (162,799)
Comprehensive income:
 Net income                                     --        --          --          1,014            --              1,014
 Foreign currency translation adjustment        --        --          --             --          (463)              (463)
                                                                                                            -------------
Comprehensive income                            --        --          --             --            --                551
Accretion of preferred stock                    --        --          --           (253)           --               (253)
Dividends on preferred stock                    --        --          --         (2,227)           --             (2,227)
Issuance of common stock                        18        --      12,058             --            --             12,076
                                          -------------------------------------------------------------------------------
Balance at February 27, 1999                   155         1      97,984       (249,765)       (1,027)          (152,652)
                                          -------------------------------------------------------------------------------

Comprehensive income:
Net income                                      --        --          --          4,070            --              4,070
Foreign currency translation adjustment         --        --          --             --        (1,010)            (1,010)
                                                                                                            -------------
Comprehensive income                            --        --          --             --            --              3,060
Accretion of preferred stock                    --        --          --           (259)           --               (259)
Dividends on preferred stock                    --        --          --         (2,511)           --             (2,511)
Issuance of common stock                        --        --          91             --            --                 91
                                          -------------------------------------------------------------------------------
Balance at February 26, 2000                   155         1      98,075       (248,465)       (2,037)          (152,271)
                                          -------------------------------------------------------------------------------

Comprehensive income:
 Net income                                     --        --          --            695            --                695
 Foreign currency translation adjustment        --        --          --             --          (613)              (613)
                                                                                                            -------------
Comprehensive income                            --        --          --             --            --                 82
Accretion of preferred stock                    --        --          --           (258)           --               (258)
Dividends on preferred stock                    --        --          --         (2,878)           --             (2,878)
Issuance of common stock                         9        --       5,259             --            --              5,268
                                          -------------------------------------------------------------------------------
Balance at March 3, 2001                  $    164   $     1   $ 103,334     $ (250,906)    $  (2,650)      $   (150,057)
                                          ===============================================================================


See accompanying notes.


                                      DESA Holdings Corporation

                                Consolidated Statements of Cash Flows


                                                                    Fiscal year ended
                                                         March 3,      February 26,   February 27,
                                                          2001             2000            1999
                                                        ------------------------------------------
                                                                         (In Thousands)

Operating activities
Net income                                                $    695       $  4,070       $  1,014
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                            4,528          4,425          3,589
     Amortization                                            6,600          6,050          4,998
     Deferred income taxes                                    (307)         1,155             51
     Equity in undistributed earnings of joint venture        (217)          (233)          (170)
     Change in operating assets and liabilities, net of
       acquisitions:
         Accounts receivable, net                           (3,699)        (2,531)        (7,888)
         Inventories                                        13,826        (13,353)          (671)
         Other current assets                               (5,378)          (683)           212
         Accounts payable                                  (10,591)        11,808          8,592
         Accrued interest                                   (2,002)         2,318         (2,512)
         Other accrued liabilities                          (2,605)         1,443         (5,025)
         Income taxes payable                                  954             --            (49)
         Other liabilities                                    (490)           121            166
                                                          ------------------------------------------
Net cash provided by operating activities                    1,314         14,590          2,307
                                                          ------------------------------------------

Investing activities
Capital expenditures                                        (3,771)        (5,529)        (4,462)
Dividends received from joint venture                          230            185            170
Cash paid for acquisitions, net of cash acquired           (11,466)            --        (40,957)
Other                                                           16            (90)            26
                                                          ------------------------------------------
Net cash used in investing activities                      (14,991)        (5,434)       (45,223)
                                                          ------------------------------------------


                                      DESA Holdings Corporation

                          Consolidated Statements of Cash Flows (continued)


                                                                    Fiscal year ended
                                                         March 3,      February 26,   February 27,
                                                          2001             2000            1999
                                                        ------------------------------------------
                                                                       (In Thousands)

Financing activities
Principal payments Term Loans                             $(12,915)     $ (8,375)       $ (5,250)
Proceeds from Term Loans                                     6,000            --              --
Proceeds from Acquisition Loans                                 --            --          30,000
Principal payments Acquisition Loans                       (12,500)       (3,125)             --
Decrease in note payable                                    (1,878)         (456)             --
Net proceeds from working capital loan                      18,498         2,697           7,202
Proceeds from Guaranteed Line of Credit                     13,450            --              --
Proceeds from issuance of common stock                       5,268            91          12,076
Payment of debt financing costs                                (23)         (703)         (1,016)
                                                          -----------------------------------------
Net cash provided by (used in) financing activities         15,900        (9,871)         43,012

Effect of exchange rate changes on cash                         (8)           --              (2)
                                                          -----------------------------------------
Increase (decrease) in cash and cash equivalents
   for the year                                              2,215          (715)             94
Cash and cash equivalents at beginning of year                 173           888             794
                                                          -----------------------------------------
Cash and cash equivalents at end of year                  $  2,388      $    173        $    888
                                                          =========================================



See accompanying notes.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements


1.       Summary of Significant Accounting Policies


Company Operations


DESA Holdings Corporation with it's consolidated subsidiaries (the "Company") is engaged in the manufacturing and marketing of various consumer product lines, including zone heating products and specialty products primarily throughout the United States and Europe. Two significant customers, which operate in the hardware homecenter industry, accounted for 31% and 16% of net sales, respectively in fiscal year 2001, 25% and 13% of net sales, respectively, in fiscal year 2000, and 29% and 11% of net sales, respectively, in fiscal year 1999. The receivable balances from these two customers collectively represented 39% of the Company's accounts receivable at March 3, 2001 and February 26, 2000.


Sales of the Company's zone heating products follow seasonal patterns that affect the results of operations. Demand for the Company's zone heating products has been historically highest in the fiscal third quarter, as consumers prepare for winter. Consequently, the Company's net sales and the Company's fiscal operating profit have also been historically highest during the Company's fiscal third quarter. Management believes that the Company's results of operations will continue to follow this pattern. There can be no assurance, however, that third quarter results will always surpass those of the first and second quarters, or that any improvement shown will be as great as that shown in previous years. In particular, unusually warm weather in the fall may reduce demand for zone heating products.


Fiscal Year

The Company's fiscal year ends on the Saturday closest to February 28. The fiscal years for the consolidated financial statements included herein ended on March 3, 2001 (53 weeks), February 26, 2000 (52 weeks), and February 27, 1999 (52 weeks).

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements


1.       Summary of Significant Accounting Policies (continued)


Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DESA International, Inc. ("DESA") and all of DESA's wholly-owned subsidiaries, including DESA Industries of Canada, Inc., DESA Europe B.V., DESA Industries of V.I., Inc., Heath Company Limited ("Heath"), and Desico, S.A. De C.V. All significant intercompany accounts and transactions have been eliminated. DESA's 50% interest in a joint venture is accounted for using the equity method.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market on the first-in, first out ("FIFO") method.

During the fourth quarter of fiscal 2001, the Company changed its method of accounting for inventories from the last in, first out ("LIFO") method to the FIFO method. As a result of this change, the accompanying consolidated financial statements have been retroactively restated in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". The impact on accumulated deficit as of the beginning of fiscal 1999 (the earliest year presented) of the retroactive restatement was to increase the deficit by $392,000. The effect of this change on net income previously reported for prior years is summarized as follows:


                                                    2000         1999
                                                 ----------------------

Net Income on the LIFO method                     $ 4,994     $ 1,336
Adjustment for effect of a change in
   accounting principle that is applied
   retroactively                                     (924)       (322)
                                                 ----------------------

Net income as adjusted                            $ 4,070     $ 1,014
                                                 ======================

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements


1.       Summary of Significant Accounting Policies (continued)

The new method of accounting for inventories was adopted to more accurately measure operating results, to more accurately present financial position by reflecting more recent costs at the balance sheet date, and to match the accounting with the way in which the Company physically manages its inventories.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized whereas maintenance and repairs are expensed as incurred. Upon disposition, the asset cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operations.

Depreciation of plant and equipment is determined on the straight-line basis over the following estimated useful lives:

Buildings and improvements                  33 years
Machinery and equipment                     5-12 years
Furniture and fixtures                      5-10 years

Revenue Recognition

The Company records sales upon shipment of products to its customers.

Shipping and Handling Costs

The Company records all amounts billed to a customer in a sale transaction related to shipping and handling as revenue earned for the goods provided. Shipping and handling costs are included in selling expenses in the accompanying consolidated statements of income. Shipping and handling costs in fiscal 2001, fiscal 2000 and fiscal 1999 were 2.9%, 2.8% and 2.9% of net sales, respectively.

Warranty Costs

The Company warrants its products against defects in design, materials and workmanship generally for six months to two years, depending on the product. A provision for estimated future costs related to warranty expense is recorded on an accrual basis when products are shipped.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



1.       Summary of Significant Accounting Policies (continued)


Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are determined based on tax rates expected to be in effect when the taxes are actually paid or refunds received.

Financing Costs

Financing costs are included in other non-current assets and are amortized using the interest method over the life of the related debt instrument. At year-end 2001 and 2000, deferred financing costs totaled $12,871,000 and $12,847,000 and accumulated amortization totaled $5,197,000 and $3,537,000.

Goodwill

Goodwill is amortized on the straight-line basis over 15 to 40 years and is recorded at cost less accumulated amortization. The Company reviews the recoverability of its goodwill if the facts and circumstances suggest that it may be impaired. The review is performed by comparing the unamortized carrying value to anticipated undiscounted future cash flows of the related assets. Any impairment is charged to expense when such determination is made. Accumulated amortization at March 3, 2001 and February 26, 2000 was $11,899,000 and $9,090,000, respectively, and amortization expense for fiscal years 2001, 2000, and 1999 was $2,809,000, $2,281,000, and $1,981,000, respectively.

Foreign Currency Translation

All assets, liabilities and results of operations are measured in the primary currency ("functional currency") in which each entity conducts its business. Assets and liabilities denominated in a currency other than the functional currency are remeasured and stated in the functional currency based on current or historical exchange rates. Gains or losses arising therefrom are included in net income. Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars, based on current exchange rates, are recorded in a separate component of stockholders' equity (deficit) called "Accumulated other comprehensive loss" and are included in determining comprehensive income. Revenues and

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



1.       Summary of Significant Accounting Policies (continued)

expenses are translated into U.S. dollars at average monthly exchange rates. The Canadian dollar has been determined to be the functional currency for DESA's Canadian subsidiary, the Netherlands guilder for its European subsidiary, the Hong Kong dollar for its Hong Kong subsidiary, and the Mexican peso for its Mexican subsidiary.

Derivative Financial Instruments

The Company utilizes forward exchange foreign currency contracts to reduce foreign exchange risks that arise from exchange rate movements between the dates that foreign currency transactions for the purchase of inventories are entered into and the date they are consummated. Gains and losses related to qualifying hedges of foreign currency risk exposure are deferred and recorded as adjustments to the carrying amounts of the related assets when the hedge transactions occur.

Advertising Costs

Advertising  costs  are  expensed  as  incurred.   Advertising  expense  totaled
approximately $4,843,000, $3,345,000, and $2,785,000 for the fiscal years ended March 3, 2001, February 26, 2000, and February 27, 1999, respectively.

Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133, as amended, must first be applied in the first quarter of fiscal years that begin after June 15, 2000. Upon adoption on March 4, 2001, the Company began recognizing all derivatives on the consolidated balance sheets at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of derivatives will generally offset the change in fair value of the hedged assets, liabilities or firm commitments and be recognized in other comprehensive income until the hedged item is recognized in operations. The ineffective portion of a derivative's change in fair value will immediately be recognized in operations. The adoption of FAS 133 on March 4, 2001 did not have a significant effect on the earnings and financial position of the Company.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



1.       Summary of Significant Accounting Policies (continued)

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the fiscal 2001 presentation. These reclassifications had no effect on net income (loss) available to common stockholders as previously reported.


2.       Acquisitions

On April 3, 2000, DESA acquired the assets of Trine Products Company ("Trine") located in Bronx, New York for an aggregate purchase price of approximately $11 million. The acquisition was financed through the sale by the Company of 769,231 shares of common stock to certain of the Company's investors and borrowings of $6,000,000 under the Credit Facility as amended (Term Loan C). The Company accounted for such acquisition using the purchase method and has allocated the purchase price to the net assets acquired based on estimated fair values. Pro forma results of operations as if the acquisition had occurred on the first day of fiscal 2001 and fiscal 2000, respectively, would not differ materially from reported results. The results of operations for Trine have been included in the consolidated statements of income from the acquisition date forward.


3.       Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $919,000 and $907,000 at March 3, 2001 and February 26, 2000, respectively.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements


4.  Financing Arrangements


Outstanding borrowings consist of the following (in thousands):

                                                         March 3,   February 26,
                                                           2001         2000
                                                         -----------------------

9 7/8% Senior Subordinated Notes due 2007 (A)             $130,000     $130,000
Credit Facility:
  Bank of America and various banks Term A Loan (B)         27,500       37,500
  Bank of America and various banks Term B Loan (C)         45,435       47,750
  Bank of America and various banks Term C Loan (D)          5,400           --
  Bank of America and various banks
    Working Capital Loan Commitment (E)                     43,877       25,379
  Bank of America and various banks Acquisition Loan  (F)   13,750       18,750
  Bank of America and various banks Acquisition B Loan (G)  20,625       28,125
Guaranteed Line of Credit (H)                               13,450           --
Note payable                                                    --        1,842
                                                          ---------------------
Total outstanding borrowings                               300,037      289,346
Less current portion of long-term debt                      50,874       23,500
                                                          ---------------------
Total long-term debt                                      $249,163     $265,846
                                                          =====================


DESA has issued $130 million of Senior Subordinated Notes to qualified institutional investors, as defined in Rule 144A under the Securities Act of 1933. Also, the Company has a Credit Facility with Bank of America and various banks consisting of Term Loans, a Working Capital Loan, and Acquisition Loans.

A. The Senior Subordinated Notes are payable on December 15, 2007 and accrue interest at a rate of 9.875% per annum. Interest is payable semi-annually on June 15 and December 15. The Senior Subordinated Notes are unsecured and can be redeemed prior to the mandatory redemption date based upon the occurrence of certain events, as defined. DESA is the issuer of the Senior Subordinated Notes, which are fully and unconditionally guaranteed by DESA Holdings Corporation ("Holdings").

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements


4.       Financing Arrangements (continued)


B. The Term A Loan is payable in quarterly installments through November 26, 2003 and accrues interest at the prime rate plus 2.0% or LIBOR plus 3.0% at the option of DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 9.58% and 8.03% in 2001 and 2000, respectively. Once repaid, the Term A Loan may not be reborrowed.

C. The Term B Loan is payable in quarterly installments through November 26, 2004, and accrues interest at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 9.82% and 8.52% in 2001 and 2000, respectively. Once repaid, the Term B Loan may not be reborrowed.

D. The Term C Loan is payable in quarterly installments which commenced in May 2000 and extend through November 26, 2003, and accrues interest at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 9.65% in fiscal 2001. Once repaid, the Term C Loan may not be reborrowed.

E. The Working Capital Loan Commitment is payable at any time at the option of DESA prior to November 26, 2003 and accrues interest at the prime rate plus 2.0% or LIBOR plus 3.0%, at the option of DESA. The weighted average interest rate was 9.50% and 8.60% in 2001 and 2000, respectively. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. DESA can utilize letters of credit under the Working Capital Loan Commitment up to $10 million. As of March 3, 2001 and February 26, 2000, letters of credit of $1,836,000 and $1,497,000, respectively, were outstanding under the Working Capital Loan Commitment. Borrowings are generally limited to specific percentages of eligible trade receivables and inventory. DESA pays commitment fees of 1/2 of 1% per annum on the daily unutilized Working Capital Loan Commitment.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



4.       Financing Arrangements (continued)

F. The Acquisition Loan is payable in quarterly installments that commenced in February 2000 and extend through November 26, 2003 and accrues interest, which is payable quarterly, at the prime rate plus 2.25% or LIBOR plus 3.25% at the option of DESA. The weighted average interest rate was 9.77% and 8.22% in 2001 and 2000, respectively. Once repaid, the Acquisition Loan may not be reborrowed.

G. The Acquisition B Loan is payable in quarterly installments that commenced in February 2000 and extend through November 26, 2003 and accrues interest, which is payable quarterly, at the prime rate plus 2.25% or LIBOR plus 3.25%, at the option of DESA. The weighted average interest rate was 9.85% and 8.05% in 2001 and 2000, respectively. Once repaid, the Acquisition B Loan may not be reborrowed.

H. The Guaranteed Line of Credit loan, as extended, is payable at any time at the option of DESA prior to November 23, 2003, and accrues interest at the prime rate plus .25% or LIBOR plus 1.75%, at the option of DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 8.30% in fiscal 2001. The line is unsecured and is unconditionally guaranteed by a shareholder of the Company.

In accordance with the terms of the Credit Facility, the ability of the Company to incur additional indebtedness is limited, as defined. At March 3, 2001, the Company can incur additional indebtedness of $18.8 million.

The Credit Facility and Senior Subordinated Notes includes various restrictive covenants which, among other things, prohibit payment of dividends to common stockholders, set maximum limits on capitalized lease obligations and capital expenditures, limit the ability to incur additional indebtedness, require minimum consolidated EBITDA (as defined) levels, and set consolidated interest coverage, fixed charge coverage and leverage ratios. At March 3, 2001, the Company failed to comply with the interest coverage ratio, the fixed charge ratio and the total leverage ratio covenants required by the Credit Facility. See Note 15, "Subsequent Events". Substantially all of the Company's consolidated assets are pledged under the Credit Facility.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements


4.       Financing Arrangements (continued)


The Credit Facility requires a Clean-Up Period, as defined, under the Working Capital Loan Commitments for a period of 30 consecutive days occurring between January 1 and May 30 in each calendar year. During the Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and other loan advances outstanding shall not exceed $30,000,000. The Company has already complied with the requirements of the Clean-Up Period occurring between January 1, 2001 and May 30, 2001.

The required annual payments under the Term A and Term B Loans are increased by 50% of any excess cash flows at the end of the fiscal year, as defined. An excess cash flow payment of $910,000 was required in fiscal 2000 which was applied against the next scheduled principal payments. No excess cash flow payments were required in fiscal 2001.

Holdings has fully and unconditionally guaranteed the Credit Facility and the Senior Subordinated Notes.

Cash payments for interest for the fiscal years ended March 3, 2001, February 26, 2000, and February 27, 1999 were $34,166,000, $26,564,000, and $30,514,000, respectively.

The following table shows the required future repayments under the Company's financing arrangements (in thousands):


                Fiscal years ending:
                   2002                       $   50,874
                   2003                           37,738
                   2004                           55,349
                   2005                           26,076
                   2006                               --
                   Thereafter                    130,000
                                              -----------
                                               $ 300,037
                                              ===========

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements

5.       Financial Instruments

The Company's financial instruments recorded on the consolidated balance sheets include cash and cash equivalents, accounts receivable, accounts payable and debt obligations. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair market value.

The following table summarizes the carrying amounts and estimated fair values of the Company's remaining financial instruments at March 3, 2001 and February 26, 2000 (in thousands):


                                   March 3, 2001           February 26, 2000
                             ---------------------------------------------------
                             Carrying       Fair        Carrying         Fair
                              Amount        Value        Amount          Value
                             ---------------------------------------------------

Bank debt                    $156,587     $156,587       $157,504     $157,504
Senior subordinated notes     130,000       74,100        130,000       96,850
Guaranteed Line of Credit      13,450       13,450             --           --
Note payable                       --           --          1,842        1,842
Foreign exchange contracts-
  unrealized loss                  --           23             --          473



Methods and assumptions used in estimating fair values are as follows:

Bank Debt: The carrying amounts of variable rate bank borrowings for revolving loans and term loans approximate their fair values.

Senior Subordinated Notes: The fair value of fixed rate borrowings are estimated based on quoted market prices.

Guaranteed Line of Credit: The carrying amount of the Guaranteed Line of Credit approximates fair value because the effective rate of interest approximates the rate at which Holdings could borrow money under similar terms.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



5.       Financial Instruments (continued)


Note Payable: The carrying amount of the note payable approximates fair value because the effective rate of interest approximates the rate at which Holdings could borrow funds with similar remaining maturities.

Foreign exchange contracts: The fair value of the foreign exchange contracts reflect the estimated amount that would be paid if such contracts were terminated based on quoted market prices.

Derivative Financial Instruments

In fiscal 1999, the Company entered into interest rate swap agreements with Bank of America to manage its exposure to interest rate fluctuations. The interest rate swap agreements effectively converted interest rate exposure from variable to fixed rates of interest. The interest rate swap agreements provided for the payment by the Company of fixed rates of interest based on three month LIBOR. Notional principal amounts of these agreements totaled $125 million, of which $75 million terminated in November 1999 and $50 million was canceled at the option of Bank of America in February 2000. There was no payment or receipt upon the cancellation of the swap contract. There are no interest rate swap agreements outstanding at March 3, 2001.

Foreign Exchange Contracts

At March 3, 2001, the Company had forward exchange foreign currency contracts, with maturities ranging from May 2001 to October 2001, to purchase approximately $4.0 million in foreign currencies to cover future payments to component suppliers.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements


6.       Series C Redeemable Preferred Stock

The Company is authorized to issue 40,000 shares of $.01 par value Preferred Stock which have no voting rights, except under limited conditions, as defined. Such Preferred Stock has a mandatory redemption date on November 30, 2009 at its liquidation value of $1,000 per share plus accrued and unpaid dividends. The liquidation value is adjustable based upon the occurrence of certain future events, as defined. Such Preferred Stock was initially recorded on the consolidated balance sheets at $14,598,000 and is being accreted to its face value over its term. The accretion is shown as a reduction to retained earnings (deficit) on the consolidated statements of stockholders' equity (deficit).

The holders of Preferred Stock are entitled to receive cumulative dividends at a rate of 12% per annum. Such dividends are payable as and when declared by the Company's Board of Directors in cash or via the issuance of additional shares of Preferred Stock at a value of $1,000 per share if a cash dividend is not declared prior to any May 31 or November 30 before its redemption. In fiscal 2001, 2000 and 1999, the Company issued 2,784, 2,471, and 2,390 shares of
Preferred Stock, all as dividends-in-kind. At March 3, 2001 and February 26, 2000, accrued dividends (included in other accrued liabilities) on such Preferred Stock were $515,000 or $20.39 per share and $421,000 or $18.74, respectively.

7.       Income Taxes


Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                       March 3,     February 26,
                                                         2001           2000
                                                      --------------------------
  Deferred tax liabilities:
     Depreciation and amortization                      $ 1,040       $ 1,167
     Inventory reserves                                    (493)          (87)
                                                      --------------------------
   Total gross deferred tax liabilities                     547         1,080

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



7.  Income Taxes (continued)





  Deferred tax assets:
     Allowance for doubtful accounts                        172           362
     Accrued expenses                                     2,245         2,292
     Net operating loss carryforwards                       230           913
     Other--net                                             501           199
                                                      --------------------------
   Total gross deferred tax assets                        3,148         3,766
  Valuation allowance                                      (230)         (621)
                                                      --------------------------
  Net deferred tax (assets)                             $(2,371)      $(2,065)
                                                      ==========================

Shown in consolidated balance sheets as:

 Current deferred tax (assets)                          $(3,274)      $(2,854)
 Noncurrent deferred tax liability                          903           789
                                                      --------------------------
 Net deferred tax (assets)                              $(2,371)      $(2,065)
                                                      ==========================

The Company has state net operating loss carryforwards of $13 million which expire in 2001 and 2002. The Federal minimum tax credit carryforward acquired in the acquisition of Heath is subject to limitations imposed by the Internal Revenue Code.

Management has evaluated the need for a valuation allowance against the deferred tax assets and has determined that all of the deductible temporary differences, except $230,000, will be utilized as charges against reversals of future taxable temporary differences and future taxable income. Accordingly, the Company has recorded a $230,000 valuation allowance to reserve for all of the state net operating loss carryforwards acquired in the Heath acquisition which may not be realized during the carryforward period. If this net operating loss carryforward is realized, the reduction of the valuation allowance will be credited against the goodwill from the Heath acquisition.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



7.  Income Taxes (continued)


The provision for income taxes consists of the following (in thousands):


                                                   Fiscal Year
                                       2001           2000              1999
                                    ------------------------------------------
       Current:
         Federal                     $   983        $ 2,367         $    438
         State and local                 169            936               --
         Foreign                        (357)           451              458
                                    ------------------------------------------
                                         795          3,754              896
       Deferred:
         Federal                        (391)         1,188               25
         State and local                  84            (33)              26
                                    ------------------------------------------
                                        (307)         1,155               51
                                    ------------------------------------------
                                     $   488        $ 4,909         $    947
                                    ==========================================


Included in earnings before income tax expense for the years ended March 3, 2001, February 26, 2000, and February 27, 1999 are foreign earnings of $2,374,000, $706,000, and $2,739,000, respectively.

Undistributed earnings of the Company's foreign subsidiaries included in accumulated deficit amounted to approximately $9,471,000 and $7,207,000 at March 3, 2001 and February 26, 2000, respectively. Approximately $9,079,000 of those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (net of foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that these permanently reinvested earnings are distributed, it is estimated that U.S. federal and state income taxes, net of foreign tax credits, of approximately $3,123,000 would be due.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



7.  Income Taxes (continued)

The effective income tax rate differs from the statutory rate as follows (in thousands):

                                                           Fiscal Year
                                                   2001        2000       1999
                                               ---------------------------------

Federal income tax at statutory rate             $   414     $ 3,142    $   686
State income tax, net of federal benefit              92         579          6
Foreign income taxes (benefit)                    (1,188)        204       (502)
Goodwill amortization                                892         787        599
Other--net                                           278         197        157
                                               ---------------------------------
Provision for income taxes                       $   488     $ 4,909    $   946
                                               =================================

Cash payments for income taxes for the years ended March 3, 2001, February 26, 2000, and February 27, 1999 were $1,114,915, $2,914,112, and $1,883,000, respectively.

8.       Stockholders' Equity (Deficit)


Warrants Issued with Series C Redeemable Preferred Stock

The Warrants issued in conjunction with the Series C Redeemable Preferred Stock entitle the holders to purchase 463,232 shares of the Company's nonvoting common stock for $.01 per share and are exercisable at any time prior to their expiration on November 30, 2009. Such Warrants have been recorded at their fair value at the time of issuance of $3,002,000 as an addition to capital in excess of par value and a reduction to the carrying value of the Preferred Stock.

Stock Option Plans

In March 1998, the Company adopted the 1998 Stock Option Plan (the "Plan"). The Plan terminates in ten years from its date of inception and provides for the issuance of incentive options or nonqualified stock options for 1,462,222 shares of common stock. The stock options may be granted to key employees, as defined, as determined by the Compensation Committee of the Board of Directors. The term of the options cannot exceed ten years from the grant date, except for employees who own stock possessing more than 10% of the combined voting power of all classes of stock of the Company, for whom the term of the options is five years.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements


8.       Stockholders' Equity (Deficit) (continued)


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


The following is a summary of the Company's incentive options under the 1998 Stock Option Plan:

                                                         Number of
                                                           Shares
                                                      ----------------
         Outstanding at February 28, 1998                       --
         Granted at $6.49 per share                      1,367,527
         Canceled at $6.49 per share                       (13,000)
                                                      ----------------
         Outstanding at February 27, 1999                1,354,527

         Granted at $6.50 per share                         91,750
         Exercised at $6.50 per share                       (3,855)
         Canceled at $6.49 per share                      (619,133)
                                                      ----------------
         Outstanding at February 26, 2000                  823,289

         Granted at $6.50 per share                        901,000
         Exercised at $6.50 per share                       (2,800)
         Canceled at $6.50 per share                      (602,948)
                                                      ----------------
         Outstanding at March 3, 2001                    1,118,541
                                                      ================



165,133, 10,946 and 0 of the options were exercisable at March 3, 2001, February 26, 2000 and February 27, 1999, respectively. All options outstanding at March 3, 2001 have an exercise price of either $6.49 or $6.50 per share.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



8.       Stockholders' Equity (Deficit) (continued)


Of the above options issued, 66% vest as follows: 20% of the options vest on the first anniversary of the effective date of the grant and 20% on each subsequent anniversary of the effective date, and 34% vest as follows: 5% at the end of year one, 10% at the end of year two, 60% at the end of year three, 80% at the end of year four and 100% at the end of year five.

The Company also issues options under an executive option agreement. The agreement provides for non-qualified options to acquire an aggregate number of shares equal to 4% of the outstanding common stock equivalents of the Company, on a fully diluted basis. 40% of the options vest on the first anniversary of the effective date and 20% on each subsequent anniversary. At March 3, 2001, there were 722,919 options granted, of which, 288,500 options were exercisable.

The Company accounts for its stock based compensation awards following the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations for stock issued to employees. APB 25 requires compensation expense to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. The Company's stock based awards consist of stock options with an exercise price equal to market price on the date of grant. As such, the Company has not recorded compensation expense in connection with these awards.

The weighted average fair value of an option granted for the years ended March 3, 2001, February 26, 2000 and February 27, 1999 was $1.67, $1.96 and $2.42,
respectively. The fair value of the options was estimated at the date of grant using a minimum value method and the following assumptions:


                                                   Fiscal Year
                                       2001           2000           1999
                                   -----------------------------------------

     Risk-free interest rate          5.92%           5.94%          5.32%
     Average life                    5 Years         6 years        5 years
     Dividend yield                     0%             0%             0%

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



8.       Stockholders' Equity (Deficit) (continued)


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma net income
(loss) available for common stockholders is as follows (in thousands):


                                                       Fiscal Year
                                               2001        2000       1999
                                            ----------------------------------

 Pro forma net (loss) income available
   for common stockholders                   $(2,452)      $1,224    $(1,602)


Shares Reserved for Issuance

At March 3, 2001, 337,026 shares of common stock were reserved for the future grant of stock options. At March 3, 2001 and February 26, 2000, 90,604 shares of common stock were reserved for issuance upon conversion of the nonvoting common stock. At March 3, 2001 and February 26, 2000, 463,232 shares of nonvoting common stock were reserved for issuance upon exercise of outstanding warrants.


9.       Pension Plans

All eligible salaried employees are covered by a defined contribution plan ("401k"). After an employee has been employed for six months, the Company contributes 0% to 2 1/2% of their salary (0% to 2% of salary prior to September 1, 1999). The Company matches an additional 50% of participant contributions up to a maximum contribution of 3% (the Company matched an additional 50% of participant contributions up to a maximum contribution of 1% prior to September 1, 1999). The cost of these plans was $677,000, $632,000, and $366,000 for the fiscal years ended March 3, 2001, February 26, 2000, and February 27, 1999, respectively.

The Company has two defined benefit pension plans covering substantially all of its industrial employees. The defined benefits are calculated at the initial application date as the present value of benefits credited with respect to service before that date. The Company's funding policy is consistent with the requirements of federal laws and regulations.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



9.       Pension Plans (continued)


Assets of the 401k and defined benefit pension plans are invested in securities of governmental agencies, common stocks, insurance contracts and mutual funds.

The following table sets forth the funded status of the Company's defined benefit plans and the amount recognized in the Company's consolidated balance sheets as of March 3, 2001 and February 26, 2000 (in thousands):

                                                              2001       2000
                                                           --------------------
Change in benefit obligation
Benefit obligation at beginning of year                    $ 3,146      $ 2,805
Benefit obligation assumed                                     707           --
 Service cost                                                  155          130
 Interest cost                                                 288          201
 Actuarial loss (gain)                                         (31)          73
 Benefits paid                                                (115)         (63)
                                                           --------------------
Benefit obligation at end of year                            4,150        3,146


Change in plan assets
Fair value of plan assets at beginning of year               3,159        2,983
Plan assets acquired                                           735           --
Actual return on plan assets                                   292           89
Employer contributions                                         100          150
Benefits paid                                                 (115)         (63)
                                                           --------------------
Fair value of plan assets at end of year                     4,171        3,159

Reconciliation of funded status of the plan
Funded status of the Plan                                       21           13
 Unrecognized net actuarial loss                               432          434
 Unrecognized net transition liability                           6           12
 Unrecognized prior service cost                               204          268
                                                           --------------------
Net prepaid asset                                          $   663      $   727
                                                           ====================

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



9.       Pension Plans (continued)


                                                            Fiscal Year
                                                   2001       2000       1999
                                                -------------------------------

Weighted average assumptions
Discount rate                                     7.75%       7.75%       7.25%
Expected return on plan assets                    9.00        9.00        9.00

A summary of the Company's net periodic pension cost related to the defined benefit plans for fiscal years 2001, 2000, and 1999 is as follows (in thousands):

                                                            Fiscal Year
                                                    2001      2000      1999
                                                  ---------------------------

Service cost--benefits earned during the year      $ 155     $ 130     $ 120
Interest cost on projected benefit obligation        288       201       170
Expected return on plan assets                      (305)     (253)     (218)
Net amortization and deferral                         27        44        33
                                                  ---------------------------
Net pension cost                                   $ 165     $ 122     $ 105
                                                  ===========================


10.       Lease Commitments


The Company leases certain machinery and equipment for periods up to five years, expiring between 2002 and 2006, and office and manufacturing facilities for periods up to ten years, expiring between 2002 and 2011, under operating lease agreements. Total rent expense for fiscal years 2001, 2000, and 1999 was approximately $4,585,000, $4,808,000, and $3,299,000, respectively. Certain of the leases contain renewal and escalation options for periods up to ten years after the initial term of the lease.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



10.      Lease Commitments (continued)


Future minimum lease payments under all noncancellable operating leases at March 3, 2001 are as follows (in thousands):

                Fiscal years ending:
                   2002                             $    3,688
                   2003                                  3,050
                   2004                                  2,657
                   2005                                  2,339
                   2006                                  2,075
                   Thereafter                            6,289
                                                    ------------
                Total minimum lease payments          $ 20,098
                                                    ============


11.       Other Assets

Other assets as of March 3, 2001 and February 26, 2000 consist of the following, net of related amortization (in thousands). Accumulated amortization at March 3, 2001 and February 26, 2000 was $11,578 and $7,777, respectively:

                                                        2001           2000
                                                  -----------------------------

     Non-compete agreements                        $    1,665     $    2,797
     Trademarks and intellectual property               8,505          9,205
     Deferred financing costs                           7,674          9,310
     Other                                                904            954
                                                  -----------------------------
                                                   $   18,748     $   22,266
                                                  =============================

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



12.      Segment Information


The Company is organized in three divisions. Each division is comprised of dedicated operational resources required to support their specific product and geographic categories, and shared administrative resources for certain corporate functions. The divisions are: (a) zone heating division, which includes indoor room heaters, hearth products and outdoor heaters sold in the United States, (b) specialty products division, which includes specialty tools and home security products sold in the United States and all products sold in Canada and (c) international division, which includes zone heating and specialty products sold in all geographic areas other than the United States and Canada. Zone heating division and specialty products division are reportable segments.


Identifiable assets are those assets of the Company that are identified with the operations in each segment. Prior amounts have been reclassified to conform to the current year's presentation.


Operational results and other financial data of the business segments for the years ended March 3, 2001, February 26, 2000, and February 27, 1999 are presented below (in thousands):

                                    Zone
                                  Heating      Specialty
                                  Products      Products       Other    Total
                                 -----------------------------------------------

Year ended March 3, 2001
Net sales                        $   226,935    $ 165,694    $10,463    $403,092
Operating profit (loss)               22,971       13,047     (2,237)     33,781
Depreciation and amortization          7,717        3,148        263      11,128
Segment assets                       124,888       98,045     10,963     233,896
Capital expenditures                   2,343          933        495       3,771

Year ended February 26, 2000
Net sales                            208,885      173,135     11,904     393,924
Operating profit                      21,034       16,610        188      37,832
Depreciation and amortization          7,702        2,565        208      10,475
Segment assets                       122,981       96,288      8,870     228,139
Capital expenditures                   3,800        1,617        112       5,529

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements




12.      Segment Information (continued)


                                    Zone
                                  Heating      Specialty
                                  Products      Products     Other       Total
                                 -----------------------------------------------

Year ended February 27, 1999
Net sales                          $ 162,212    $ 138,706   $ 16,319   $ 317,237
Operating profit                      16,196       12,336      1,293      29,825
Depreciation and amortization          5,277        3,028        282       8,587
Segment assets                       109,542       84,108      8,988     202,638
Capital expenditures                   3,382        1,080         --       4,462

Financial information relating to the Company's operations by geographic area is as follows (in thousands):

                                               Net Sales
                          -----------------------------------------------------
                                           Fiscal Year Ended
                          March 3, 2001    February 26, 2000  February 27, 1999
                          -----------------------------------------------------

United States             $   384,464        $   374,419        $    294,581
Foreign                        18,628             19,505              22,656
                          -----------------------------------------------------
Consolidated              $   403,092        $   393,924        $    317,237
                          =====================================================

                                           Long-Lived Assets
                          -----------------------------------------------------
                          March 3, 2001    February 26, 2000  February 27, 1999
                          -----------------------------------------------------

United States             $   129,372        $   132,134        $    122,086
Foreign                         1,299                646                 679
                          -----------------------------------------------------
Consolidated              $   130,671        $   132,780        $    122,765
                          =====================================================

Geographic sales data indicates the location from which products are shipped.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



13.       Related Party Transactions


Pursuant to the 1998 acquisition of a majority of the outstanding shares of the Company by J.W. Childs Associates L.P. and UBS Capital Management Inc. (the "Advisors"), the Company entered into management agreements with the Advisors which provide for aggregate annual management fees of $240,000 as consideration for ongoing consulting and management advisory services. Under these agreements, the Advisors were paid an aggregate of $299,000, $88,000, and $284,000 in fiscal years 2001, 2000, and 1999, respectively. Payments may be made to the extent permitted by the Credit Facility and Indenture to the 9 7/8% Senior Subordinated Notes. The agreements extend for a period of five years upon which they shall automatically extend for successive periods of one year each, unless terminated by the Company or the Advisors.

14.       Litigation


The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and have not been formally adjudicated. In the opinion of management after consultation with legal counsel, settlement of these actions when ultimately concluded will not have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

15.       Subsequent Events


On May 23, 2001, the Company entered into Amendment and Waiver No. 7 to the Loan Documents and Amendment No. 3 to the Credit Agreement (together, the "Amendment"), an amendment to their Credit Facility, which waives the Company's failure to comply with the requirements of the interest coverage ratio, the fixed charge ratio and the total leverage ratio at March 3, 2001.


As part of the Amendment, the Company's interest rates on all existing outstanding borrowings under the Credit Facility were increased by 1/2%. In addition, the Amendment extended the maturity of the Guaranteed Line of Credit to November 23, 2003 and modified the financial covenants and their method of calculation. In conjunction with the Amendment, the Company sold 9,375,000 shares of common stock on May 30, 2001 to current shareholders for an aggregate sale price of $7,500,000.

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



16.      Parent Guarantee of Subsidiary Debt

DESA's obligations under the 9 7/8% Senior Subordinated Notes ("Notes") are fully and unconditionally guaranteed by Holdings. The Company's condensed consolidating financial information is provided below:

                                           Condensed Consolidating Balance Sheet
                                                    As of March 3, 2001
                                                      (in thousands)

                                             Parent             DESA           Combined
                                            Guarantor      International,    Non-Guarantor     Consolidating
                                            (Holdings)           Inc.         Subsidiaries      Adjustments    Consolidated
--------------------------------------------------------------------------------------------------------------------------
Assets:
  Cash and cash equivalents                  $      --         $   1,844        $     544              --        $   2,388
  Accounts receivable, net                          --           142,566           13,102       $(113,774)          41,894
  Inventories:
    Raw materials                                   --               486               --              --              486
    Work-in-process                                 --            10,938               --              --           10,938
    Finished goods                                  --            31,370            6,499              --           37,869
                                             -----------------------------------------------------------------------------
                                                    --            42,794            6,499              --           49,293
  Other current assets                              --             8,346            1,304              --            9,650
                                             -----------------------------------------------------------------------------
  Total current Assets                              --           195,550           21,449        (113,774)         103,225
  Property, plant and equipment                     --            50,223            1,472              --           51,695
  Less accumulated depreciation                     --            34,621              463              --           35,084
                                             -----------------------------------------------------------------------------
                                                    --            15,602            1,009              --           16,611
  Investment in subsidiaries                   (23,425)           13,137               --          10,288               --
  Other assets                                   1,073           112,614              416             (43)         114,060
                                             -----------------------------------------------------------------------------
Total Assets                                 $ (22,352)        $ 336,903        $  22,874       $(103,529)       $ 233,896
                                             =============================================================================

Liabilities and stockholders'
    equity (deficit):
  Current liabilities:
    Accounts payable                         $ 104,090         $  30,051        $   8,334       $(113,774)       $  28,701
    Accrued interest                                --             3,195               --              --            3,195
    Other accrued liabilities                      515            11,925            1,384              --           13,824
    Current portion of long-term
       debt                                         --            50,874               --              --           50,874
                                             -----------------------------------------------------------------------------
  Total current liabilities                    104,605            96,045            9,718        (113,774)          96,594
  Long-term debt                                    --           249,163               --              --          249,163
  Other liabilities                                 --            15,120               19              --           15,139
  Series C redeemable preferred
       stock                                    23,057                --               --              --           23,057
  Stockholders' equity                        (150,014)          (23,425)          13,137          10,245         (150,057)
                                             -----------------------------------------------------------------------------
Total liabilities and
    stockholders' equity                     $ (22,352)        $ 336,903        $  22,874       $(103,529)       $ 233,896
                                             =============================================================================

                                       F-33

                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



16.      Parent Guarantee of Subsidiary Debt (continued)




                                         Condensed Consolidating Statement of Income
                                                         Fiscal 2001
                                                        (in thousands)


                                             Parent             DESA           Combined
                                            Guarantor      International,    Non-Guarantor     Consolidating
                                            (Holdings)           Inc.         Subsidiaries      Adjustments     Consolidated
----------------------------------------------------------------------------------------------------------------------------
Net sales                                    $      --          $ 386,667       $  68,221       $ (51,796)       $ 403,092
Cost of sales                                       --            259,932          59,515         (51,796)         267,651
                                             -----------------------------------------------------------------------------
Gross profit                                        --            126,735           8,706              --          135,441
Operating costs and expenses:
  Selling                                           --             72,227           5,011              --           77,238
  General, administrative and
      other                                       (679)            24,685             416              --           24,422
  Undistributed earnings of
      subsidiaries                                 (30)            (3,620)             --           3,650               --
                                             -----------------------------------------------------------------------------
                                                  (709)            93,292           5,427           3,650          101,660
                                             -----------------------------------------------------------------------------
Operating profit                                   709             33,443           3,279          (3,650)          33,781
Interest expense                                    14             32,584              --              --           32,598
                                             -----------------------------------------------------------------------------
Income before provision for
  income taxes                                     695                859           3,279          (3,650)           1,183

Provision for income taxes                          --                829            (341)             --              488
                                             -----------------------------------------------------------------------------
Net income                                   $     695          $      30       $   3,620       $  (3,650)       $     695
                                             =============================================================================



                                       Condensed Consolidating Statement of Cash Flows
                                                         Fiscal 2001
                                                        (in thousands)



                                             Parent             DESA           Combined
                                            Guarantor      International,    Non-Guarantor     Consolidating
                                            (Holdings)           Inc.         Subsidiaries      Adjustments     Consolidated
----------------------------------------------------------------------------------------------------------------------------

Net cash (used) provided by                   $ (3,390)         $  3,582         $  1,122    $         --         $  1,314
    operating activities
Net cash used by investing
    activities                                      --           (14,256)            (735)             --          (14,991)
Net cash provided by financing
    activities                                   3,390            12,510               --              --           15,900
  Effect of exchange rate changes
      on cash                                       --                --               (8)             --               (8)
                                             -----------------------------------------------------------------------------
  Increase in cash and cash                         --             1,836              379              --            2,215
      equivalents for the year
Cash and cash equivalents at
    beginning of year                               --                 8              165              --              173
                                             -----------------------------------------------------------------------------
Cash and cash equivalents at end
    of year                                   $     --          $  1,844         $    544    $         --         $  2,388
                                             =============================================================================



                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



16.      Parent Guarantee of Subsidiary Debt (continued)




                                            Condensed Consolidating Balance Sheet
                                                   As of February 26, 2000
                                                        (in thousands)


                                             Parent             DESA           Combined
                                            Guarantor      International,    Non-Guarantor     Consolidating
                                            (Holdings)           Inc.         Subsidiaries      Adjustments     Consolidated
----------------------------------------------------------------------------------------------------------------------------
Assets:
  Cash and cash equivalents                  $      --          $       8       $     165       $      --        $     173
  Accounts receivable, net                          --            139,199           8,887        (115,165)          32,921
  Inventories:
    Raw materials                                   --                209              --              --              209
    Work-in-process                                 --              9,756              --              --            9,756
    Finished goods                                  --             38,811           8,632              --           47,443
                                             -----------------------------------------------------------------------------
                                                                   48,776           8,632              --           57,408
  Other current assets                              --              4,346             511              --            4,857
                                             -----------------------------------------------------------------------------
  Total current Assets                              --            192,329          18,195        (115,165)          95,359
  Property, plant and equipment                     --             45,258           2,012              --           47,270
  Less accumulated depreciation                     --             29,208           1,366              --           30,574
                                             -----------------------------------------------------------------------------
                                                                                   16,050             646           16,696
  Investment in subsidiaries                   (22,885)            10,146              --          12,739               --
  Other assets                                   1,105            114,853             126              --          116,084
                                             -----------------------------------------------------------------------------
Total Assets                                 $ (21,780)         $ 333,378       $  18,967       $(102,426)       $ 228,139
                                             =============================================================================

Liabilities and stockholders'
    equity (deficit):
  Current liabilities:
    Accounts payable                         $ 108,268          $  36,767       $   7,170       $(115,165)       $  37,040
    Accrued interest                                23              5,210              --              --            5,233
    Other accrued liabilities                      421             11,332           1,472              --           13,225
    Current portion of long-term
      debt                                          --             23,500              --              --           23,500
                                             -----------------------------------------------------------------------------
  Total current liabilities                    108,712             76,809           8,642        (115,165)          78,998
  Long-term debt                                 1,842            264,004              --              --          265,846
  Other liabilities                                 --             15,450             179              --           15,629
  Series C redeemable preferred
      stock                                     19,937                 --              --              --           19,937
  Stockholders' equity                        (152,271)           (22,885)         10,146          12,739         (152,271)
                                             -----------------------------------------------------------------------------
Total liabilities and
    stockholders' equity                     $ (21,780)         $ 333,378       $  18,967       $(102,426)       $ 228,139
                                             =============================================================================



                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



16.      Parent Guarantee of Subsidiary Debt (continued)




                                         Condensed Consolidating Statement of Income
                                                         Fiscal 2000
                                                        (in thousands)


                                             Parent             DESA           Combined
                                            Guarantor      International,    Non-Guarantor     Consolidating
                                            (Holdings)           Inc.         Subsidiaries      Adjustments     Consolidated
----------------------------------------------------------------------------------------------------------------------------
Net sales                                    $      --         $ 377,151        $  65,113       $ (48,340)       $ 393,924
Cost of sales                                       --           254,073           58,560         (48,340)         264,293
                                             -----------------------------------------------------------------------------
Gross profit                                        --           123,078            6,553              --          129,631
Operating costs and expenses:
  Selling                                           --            65,557            4,264              --           69,821
  General, administrative and
    other                                           33            21,482              463              --           21,978
  Undistributed earnings of
    subsidiaries                                (4,260)           (1,107)              --           5,367               --
                                             -----------------------------------------------------------------------------
                                                (4,227)           85,932            4,727           5,367           91,799
                                             -----------------------------------------------------------------------------
Operating profit (loss)                          4,227            37,146            1,826          (5,367)          37,832
Interest expense                                   157            28,696               --              --           28,853
                                             -----------------------------------------------------------------------------
Income before provision for
  income taxes                                   4,070             8,450            1,826          (5,367)           8,979

Provision for income taxes                          --             4,190              719              --            4,909
                                             -----------------------------------------------------------------------------
Net income                                   $   4,070         $   4,260        $   1,107       $  (5,367)       $   4,070
                                             =============================================================================




                                       Condensed Consolidating Statement of Cash Flows
                                                         Fiscal 2000
                                                        (in thousands)


                                             Parent             DESA           Combined
                                            Guarantor      International,    Non-Guarantor     Consolidating
                                            (Holdings)           Inc.         Subsidiaries      Adjustments     Consolidated
----------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by                   $    365           $ 14,778        $   (553)   $         --        $ 14,590
    operating activities
Net cash used provided by investing
    activities                                      --             (5,270)           (164)             --          (5,434)
Net cash used by financing
    activities                                    (365)            (9,506)             --              --          (9,871)
  Effect of exchange rate changes
      on cash                                       --                 --              --              --              --
                                             -----------------------------------------------------------------------------
  Increase (decrease) in cash and                   --                  2            (717)             --            (715)
      cash equivalents for the
      year
Cash and cash equivalents at
    beginning of year                               --                  6             882              --             888
                                             -----------------------------------------------------------------------------
Cash and cash equivalents at end
    of year                                   $     --           $      8        $    165    $         --        $    173
                                             =============================================================================



                            DESA Holdings Corporation

                   Notes to Consolidated Financial Statements



16.      Parent Guarantee of Subsidiary Debt (continued)




                                         Condensed Consolidating Statement of Income
                                                         Fiscal 1999
                                                        (in thousands)


                                             Parent             DESA           Combined
                                            Guarantor      International,    Non-Guarantor     Consolidating
                                            (Holdings)           Inc.         Subsidiaries      Adjustments     Consolidated
----------------------------------------------------------------------------------------------------------------------------

Net sales                                    $     --           $ 296,722       $  73,511       $ (52,996)       $ 317,237
Cost of sales                                      --             202,021          65,344         (52,996)         214,369
                                             -----------------------------------------------------------------------------
Gross profit                                       --              94,701           8,167              --          102,868
Operating costs and expenses:
  Selling                                          --              49,954           4,130              --           54,084
  General, administrative and
    other                                          33              18,438             488              --           18,959
  Undistributed earnings of
    subsidiaries                               (1,211)             (2,324)             --           3,535               --
                                             -----------------------------------------------------------------------------
                                               (1,178)             66,068           4,618           3,535           73,043
                                             -----------------------------------------------------------------------------
Operating profit                                1,178              28,633           3,549          (3,535)          29,825
Interest expense                                  164              27,700                               --          27,864
                                             -----------------------------------------------------------------------------
Income before provision for
  income taxes                                  1,014                 933           3,549          (3,535)           1,961

Provision for income taxes                         --                (278)          1,225              --              947
                                             -----------------------------------------------------------------------------
Net income                                   $  1,014           $   1,211       $   2,324       $  (3,535)       $   1,014
                                             =============================================================================



                                       Condensed Consolidating Statement of Cash Flows
                                                         Fiscal 1999
                                                        (in thousands)


                                             Parent             DESA           Combined
                                            Guarantor      International,    Non-Guarantor     Consolidating
                                            (Holdings)           Inc.         Subsidiaries      Adjustments     Consolidated
----------------------------------------------------------------------------------------------------------------------------

Net cash (used) provided by                  $(13,979)          $ 16,077        $    209        $      --         $  2,307
    operating activities
Net cash (used) by investing
    activities                                    (97)           (45,029)            (97)              --          (45,223)
Net cash provided by financing
    activities                                 14,076             28,936              --               --           43,012
  Effect of exchange rate
      changes on cash                              --                 --              (2)              --               (2)
                                             -----------------------------------------------------------------------------
  Increase in cash and cash                        --                (16)            110               --               94
      equivalents for the year
Cash and cash equivalents at
    beginning of year                              --                 22             772               --              794
                                             -----------------------------------------------------------------------------
Cash and cash equivalents at end
    of year                                  $     --           $      6        $    882        $      --         $    888
                                             =============================================================================




                                           SCHEDULE II - Valuation and Qualifying Accounts
                                                      DESA Holdings Corporation

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
------------------------------------------------------------------------------------------------------------------------------------

Year Ended March 3, 2001:
   Deducted from assets accounts:
      Allowance for doubtful accounts   $   907,000          $ (110,000)          $ 1,397,000 (3)     $ 1,275,000 (1)  $   919,000


Year Ended February 26, 2000:
   Deducted from assets accounts:
      Allowance for doubtful accounts     1,628,000            (608,000)                                  113,000 (1)      907,000


Year Ended February 27, 1999:
   Deducted from assets accounts:
      Allowance for doubtful accounts   $ 1,517,000          $   49,000           $   202,000 (2)     $   140,000 (1)  $ 1,628,000




----------------------------------------------------

(1)   Uncollectible accounts written off, net of recovery.

(2)   Part of net assets acquired from FMI.

(3)   Part of net assets acquired from Trine Products Company.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DESA Holdings Corporation

                                  By:     /s/ W. Michael Clevy
                                  Name:   W. Michael Clevy
                                  Title:  Chief Executive Officer and President
                                          and Director
                                  Dated:  June 1, 2001

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

  Signature                     Title                               Date

/s/ W. Michael Clevy       Chief Executive Officer and
W. Michael Clevy           President and Director                June 1, 2001
                           (Principal Executive Officer)

/s/ Raymond B. Rudy        Chairman                              June 1, 2001
Raymond B. Rudy

/s/ John W. Childs         Director                              June 1, 2001
John W. Childs

/s/ Adam L. Suttin         Director                              June 1, 2001
Adam L. Suttin

/s/ Michael Greene         Director                              June 1, 2001
Michael Greene

/s/ Joseph J. Incandela    Director                              June 1, 2001
Joseph J. Incandela

/s/ James E. Ashton        Director                              June 1, 2001
James E. Ashton

/s/ Terry G. Scariot       Director                              June 1, 2001
Terry G. Scariot

/s/ Stephen L. Clanton     Senior Vice President, Chief
Stephen L. Clanton         Financial Officer
                           (Principal Accounting and             June 1, 2001
                           Financial Officer)