Form 10-Q
period 2001-06-02
DESA HOLDINGS CORP
filed 2001-07-12
CIK 1051362

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the thirteen week period ended June 2, 2001

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

                            (615) 599-6501
          (Registrant's telephone number, including area code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 29, 2001, there were 26,194,672 shares of Registrant's Common Stock, $.01 par value per share, and 90,604 shares of the Registrant's Nonvoting Common Stock, $.01 par value per share, outstanding.





                        DESA HOLDINGS CORPORATION
                                FORM 10-Q
                               June 2, 2001

                                  INDEX


PART I   FINANCIAL INFORMATION                                          PAGE


Item 1.  Consolidated Financial Statements (Unaudited)                   2
         Consolidated Balance Sheets - June 2, 2001 and March 3, 2001 3 Consolidated Statements of Operations - Thirteen Weeks
                 ended June 2, 2001 and Fourteen Weeks
                 ended June 3, 2000                                      4
         Consolidated Statements of Cash Flows - Thirteen Weeks
                 ended June 2, 2001 and Fourteen Weeks
                 ended June 3, 2000                                      5
         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                           13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                       16

Item 6.  Exhibits and Reports on Form 8-K                                17

         Signatures                                                      18









                         DESA HOLDINGS CORPORATION

                        CONSOLIDATED BALANCE SHEETS


                                                        June 2,     March 3,
                                                         2001         2001
                                                      -----------  ----------
                                                          (in         (in
                                                       thousands)  thousands)
Assets                                                (Unaudited)
Current assets:
  Cash and cash equivalents                            $   1,502   $   2,388
  Accounts receivable, net of allowances of ($942) at
     June 2, 2001 and ($919) at March 3, 2001             35,208      41,894
  Inventories:
     Raw materials                                           544         486
     Work-in-process                                      13,330      10,938
     Finished goods                                       39,636      37,869
                                                       ----------  ----------
                                                          53,510      49,293
  Deferred tax assets                                      3,274       3,274
  Other current assets                                     4,269       6,376
                                                       ----------  ----------
Total current assets                                      97,763     103,225

Property, plant and equipment:
  Land                                                       526         525
  Buildings and improvements                               6,569       6,561
  Machinery and equipment                                 46,613      43,336
  Furniture and fixtures                                   1,273       1,273
                                                       ----------  ----------
                                                          54,981      51,695
  Less accumulated depreciation                           36,256      35,084
                                                       ----------  ----------
                                                          18,725      16,611

Goodwill, net                                             94,551      95,312
Other assets                                              17,907      18,748
                                                       ----------  ----------
Total assets                                           $ 228,946   $ 233,896
                                                       ==========  ==========

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                     $  28,459   $  28,701
  Accrued interest                                         6,360       3,195
  Other accrued liabilities                                7,723      13,824
  Current portion of long-term debt                       41,053      50,874
                                                       ----------  ----------
Total current liabilities                                 83,595      96,594

Long-term debt                                           257,629     249,163
Other liabilities                                         15,138      15,139
                                                       ----------  ----------
Total liabilities                                        356,362     360,896

Commitments and contingencies

Series C redeemable preferred stock, $.01 par value;
  authorized--40,000 shares; issued and outstanding--
  25,245 shares at June 2, 2001 and 25,245 shares at
  March 3, 2001 (liquidation preference - $26,515 at
  June 2, 2001 and $25,759 at March 3, 2001)              23,118      23,057

Stockholders' equity (deficit):
  Common stock, $.01 par value; authorized--
  50,000,000 shares; issued and outstanding--
  25,557,829  shares at June 2, 2001 and 16,373,148
  shares at March 3, 2001                                    262         164

  Nonvoting common stock, $.01 par value; authorized--
  3,000,000 shares; issued and outstanding-- 90,604
  shares at June 2, 2001 and March 3, 2001                     1           1

  Capital in excess of par value                         113,535     103,334
  Accumulated deficit                                   (258,257)   (250,906)
  Notes Receivable - Officers                             (2,789)          -
  Accumulated other comprehensive loss                    (3,286)     (2,650)
                                                       ----------  ----------
Total stockholders' equity (deficit)                    (150,534)   (150,057)
                                                       ----------  ----------
Total liabilities and stockholders' equity (deficit)   $ 228,946   $ 233,896
                                                       ==========  ==========

See accompanying notes


                        DESA HOLDINGS CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands)

                             (Unaudited)




                                            Thirteen Weeks     Fourteen Weeks
                                                Ended              Ended
                                             June 2, 2001       June 3, 2000
                                            --------------     --------------
Net sales                                   $     57,812       $     70,619
Cost of sales                                     40,941             49,627
                                            --------------     --------------
Gross profit                                      16,871             20,992

Operating costs and expenses:
  Selling                                         14,932             15,142
  General and administrative                       4,183              4,416
  Other                                            1,972              1,734
                                            --------------     --------------
                                                  21,087             21,292
                                            --------------     --------------

Operating loss                                    (4,216)              (300)

Interest expense                                   6,856              8,192
                                            --------------     --------------
Loss before provision for income taxes           (11,072)            (8,492)

Income tax benefit                                (4,540)            (3,990)
                                            --------------     --------------

Net loss                                          (6,532)            (4,502)

Dividends and accretion on preferred stock           818                789
                                            --------------     --------------
Loss applicable to common stockholders      $     (7,350)      $     (5,291)
                                            ==============     ==============




See accompanying notes




                        DESA HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)

                               (Unaudited)



                                           Thirteen Weeks      Fourteen Weeks
                                               Ended               Ended
                                            June 2, 2001        June 3, 2000
                                           --------------      --------------
Cash flows from operating activities
Net loss                                   $      (6,532)      $      (4,502)
Adjustments to reconcile net loss to net
  cash used used in operating activities:
  Depreciation                                     1,172                 986
  Amortization                                     1,575               1,590
  Equity in undistributed earnings of
  joint venture                                      (51)                (51)
  Change in operating assets and
      liabilities, net of effects of
      acquisition:
    Accounts receivable, net                       6,686              (6,250)
    Inventories                                   (4,217)            (17,280)
    Other current assets                           2,107                (825)
    Accounts payable                                (242)              7,136
    Accrued interest                               3,165               1,794
    Other accrued liabilities                     (2,649)             (2,084)
    Income taxes payable                          (4,828)             (4,452)
    Other liabilities                                  -                 169
                                           --------------      --------------
Net cash used in operating activities             (3,814)            (23,769)
                                           --------------      --------------

Investing activities
Capital expenditures                              (3,286)               (438)
Dividends received from joint venture                 49                  65
Net cash paid for acquisition of
  businesses                                           -             (11,090)
Other                                                 (3)                 (1)
                                           --------------      --------------
Net cash used in investing activities             (3,240)            (11,464)
                                           --------------      --------------

Financing activities

Net proceeds from working capital loan             4,595              32,742
Net proceeds from Guaranteed Line
  of Credit                                        1,550                   -
Decrease in note payable                               -              (1,842)
Proceeds from term loans                               -               6,000
Principal payments of term loans                  (3,885)             (2,868)
Principal payments of acquisition loans           (3,615)             (3,125)
Issuance of common stock                           7,509               5,007
Payment of debt financing costs                        -                   -
                                           --------------      --------------
Net cash provided by financing activities          6,154              35,914

Effect of exchange rate changes on cash               14                   -
                                           --------------      --------------
Increase (decrease) in cash and cash
  equivalents for the period                        (886)                681
Cash and cash equivalents at beginning
  of period                                        2,388                 173
                                           --------------      --------------
Cash and cash equivalents at end of period $       1,502       $         854
                                           ==============      ==============

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

The consolidated balance sheet presented as of March 3, 2001, has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes thereto included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------

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

Use of Estimates
----------------

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

Receivables Related to Stock Transactions
-----------------------------------------

Amounts receivable from officers and directors resulting from sales of stock are presented separately as a deduction from stockholders' equity (deficit).



                         DESA HOLDINGS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)



3. FINANCING ARRANGEMENTS

Outstanding borrowings consist of the following (in thousands):

                                                        June 2,      March 3,
                                                         2001          2001
                                                       ----------------------
9 7/8% Senior Subordinated Notes due 2007 (A)          $ 130,000    $ 130,000
Credit Facility:
   Bank of America and various banks Term A Loan (B)      24,608       27,500
   Bank of America and various banks Term B Loan (C)      44,723       45,435
   Bank of America and various banks Term C Loan (D)       5,119        5,400
   Bank of America and various banks Working Capital
     Loan Commitment (E)                                  48,472       43,877
   Bank of America and various banks Acquisition
     Loan (F)                                             12,304       13,750
   Bank of America and various banks Acquisition B
     Loan (G)                                             18,456       20,625
Guaranteed Line of Credit (H)                             15,000       13,450
                                                       ----------------------
Total outstanding borrowings                             298,682      300,037
Less current portion of long-term debt                    41,053       50,874
                                                       ----------------------
Total long-term debt                                   $ 257,629    $ 249,163
                                                       ======================

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

   (B) The Term A Loan is payable in quarterly installments through November 26, 2003, and accrues interest at the prime rate plus 2.50% or LIBOR plus 3.50% at the option of DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 8.21% in first quarter 2002 and 9.58% in fiscal 2001. Once repaid, the Term A Loan may not be reborrowed.

   (C) The Term B Loan is payable in quarterly installments through November 26, 2004, and accrues interest at the prime rate plus 2.75% or LIBOR plus 3.75% at the option of DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 8.46% in first quarter 2002 and 9.82% in fiscal 2001. Once repaid, the Term B Loan may not be reborrowed.

   (D) The Term C Loan is payable in quarterly installments which commenced in May 2000 and extend through November 26, 2003, and accrues interest at the prime rate plus 2.75% or LIBOR plus 3.75% at the option of DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 8.46% in first quarter 2002 and 9.65% in fiscal 2001. Once repaid, the Term C Loan may not be reborrowed.




                         DESA HOLDINGS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)



   (E) The Working Capital Loan Commitment is payable at any time at the option of DESA prior to November 26, 2003, and accrues interest at the prime rate plus 2.50% or LIBOR plus 3.50%, at the option of DESA. The weighted average interest rate was 8.37% in first quarter 2002 and 9.50% in fiscal 2001. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. DESA can utilize letters of credit under the Working Capital Loan Commitment up to $10 million. As of June 2, 2001 and March 3, 2001, letters of credit of $1.8 million were outstanding under the Working Capital Loan Commitment. Borrowings are generally limited to specific percentages of eligible trade receivables and inventory. Holdings pays commitment fees of 1/2 of 1% per annum on the daily unutilized Working Capital Loan Commitment.

   (F) The Acquisition Loan is payable in quarterly installments which commenced in February 2000 and extend through November 26, 2003, and accrues interest, which is payable quarterly, at the prime rate plus 2.75% or LIBOR plus 3.75% at the option of DESA. The weighted average interest rate was 8.46% in first quarter 2002 and 9.77% in fiscal 2001. Once repaid, the Acquisition Loan may not be reborrowed.

   (G) The Acquisition B Loan is payable in quarterly installments which commenced in February 2000 and extend through November 26, 2003 and accrues interest, which is payable quarterly, at the prime rate plus 2.75% or LIBOR plus 3.75% at the option of DESA. The weighted average interest rate was 8.46% in first quarter 2002 and 9.85% in fiscal 2001. Once repaid, the Acquisition B Loan may not be reborrowed.

   (H) The Guaranteed Line of Credit loan, as extended, is payable at any time at the option of DESA prior to November 26, 2003, and accrues interest at the prime rate plus .25% or LIBOR plus 1.75%, at the option of DESA. Interest is payable on a quarterly basis under the prime rate option or at the end of each LIBOR period. The weighted average interest rate was 6.84% in first quarter 2002 and 8.30% in fiscal 2001.

In accordance with the terms of the Credit Facility, the ability of the Company to incur additional indebtedness is limited, as defined therein. At June 2, 2001, the Company can incur additional indebtedness of $9.1 million.

4. COMPREHENSIVE LOSS

Comprehensive loss consisted of the following (in thousands):

                                        June 2,                 June 3,
                                         2001                    2000
                                    (Thirteen Weeks)        (Fourteen Weeks)
                                    ----------------------------------------
Net loss                               $  (6,532)              $  (4,502)
Unrealized loss on cash
   flow hedges                              (358)                      -
Net change in foreign
   currency translation
   adjustment                               (278)                   (154)
                                    ----------------------------------------
Comprehensive loss                     $  (7,168)              $  (4,656)
                                    ========================================



                         DESA HOLDINGS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)


As of June 2, 2001 and June 3, 2000 the accumulated other comprehensive loss consisted of the Company's foreign currency translation adjustment and cumulative loss on cash flow hedges.

5. SEGMENT INFORMATION

The Company is organized into three divisions. Each division is comprised of dedicated operational resources required to support their specific product and geographic categories, and shared administrative resources for certain corporate functions. The divisions are: (a) zone heating division, which includes indoor room heaters, hearth products and outdoor heaters sold in the United States, (b) specialty products division, which includes specialty tools and home security products sold in the United States and all products sold in Canada and (c) international division, which includes zone heating and specialty products sold in all geographic areas other than the United States and Canada. Zone heating division and specialty products division are reportable segments.

Identifiable assets are those assets of the Company that are identified with the operations in each segment. Prior amounts have been reclassified to conform to the current year's presentation. Operating results and other financial data for the business segments for the periods ended June 2, 2001 and June 3, 2000 are presented below (in thousands):

                                                 Specialty
                                   Zone Heating  Products
                                     Division    Division   Other    Total
                                   -----------------------------------------

Thirteen weeks ended June 2, 2001:
Net sales                          $    16,691   $ 39,899  $ 1,222  $ 57,812
Operating profit (loss)                 (5,939)     2,973   (1,250)   (4,216)
Depreciation and amortization            1,586      1,041      120     2,747
Identifiable assets                    118,197    101,204    9,545   228,946
Capital expenditures                     2,623        360      303     3,286

Fourteen weeks ended June 3, 2000:
Net sales                          $    23,869   $ 46,034  $   716  $ 70,619
Operating profit (loss)                 (3,752)     4,312     (860)     (300)
Depreciation and amortization            1,750        770       56     2,576
Identifiable assets                    134,590    122,592    7,730   264,912
Capital expenditures                       364         74        0       438

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective, as amended, for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative financial instruments and hedging activities be recognized in the consolidated financial statements and measured at fair value regardless of their intended use. Changes in the fair value of the derivative financial instruments would then be recognized periodically in operations or stockholders' equity (deficit) (as a component of other comprehensive income) depending on whether the derivative is being used to hedge changes in fair value or cash flows.



                         DESA HOLDINGS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)


The Company adopted the provisions of SFAS 133 effective March 4, 2001. The Company utilizes foreign exchange forward contracts to mitigate the short-term effect of movements in currency exchange rates on the Company's foreign currency based inventory purchases. The adoption of the statement resulted in a cumulative after-tax increase to other comprehensive loss of $23,000. The change in fair value of forward contracts resulted in an unrealized loss of $335,000 which was included in other comprehensive income for the thirteen weeks ended June 2, 2001.

7. PARENT GUARANTEE OF SUBSIDIARY DEBT

DESA's obligations under the 9 7/8% Senior Subordinated Notes ("Notes") are fully and unconditionally guaranteed by Holdings. The Company's condensed consolidating financial information is provided below:

                 Condensed Consolidating Balance Sheet
                          As of June 2, 2001
                            (in thousands)

                            Parent       DESA         Combined
                          Guarantor  International, Non-Guarantor Consolidating
                          (Holdings)     Inc.       Subsidiaries   Adjustments  Consolidated
                          ------------------------------------------------------------------
Assets:
 Cash and cash equivalents $       -   $  1,036      $   466                -    $   1,502
 Accounts receivable, net          -    129,465       16,501        $(110,758)      35,208
 Inventories:
  Raw materials                    -        544            -                -          544
  Work-in-process                  -     13,330            -                -       13,330
  Finished goods                   -     33,484        6,152                -       39,636
                          -----------------------------------------------------------------
                                   -     47,358        6,152                -       53,510
 Other current assets              -      6,555          988                -        7,543
                          -----------------------------------------------------------------
 Total current assets              -    184,414       24,107         (110,758)      97,763
 Property, plant and
  equipment                        -     53,204        1,777                -       54,981
 Less accumulated
  depreciation                     -     35,675          581                -       36,256
                          -----------------------------------------------------------------
                                   -     17,529        1,196                -       18,725
 Investment in
  subsidiaries               (30,228)    12,181            -           18,047            -
 Other assets                  1,064    111,054          383              (43)     112,458
                          -----------------------------------------------------------------
Total assets               $ (29,164)  $325,178      $25,686        $ (92,754)   $ 228,946
                          =================================================================

Liabilities and
  stockholders' equity
  (deficit):
 Current liabilities:
  Accounts payable         $  96,581   $ 30,298      $12,338        $(110,758)   $  28,459
  Accrued interest                 -      6,360            -                -        6,360
  Other accrued
   liabilities                 1,270      5,305        1,148                -        7,723
  Current portion of
   long-term debt                  -     41,053            -                -       41,053
                          -----------------------------------------------------------------
 Total current liabilities    97,851     83,016       13,486         (110,758)      83,595
 Long-term debt                    -    257,629            -                -      257,629
 Other liabilities                 -     15,119           19                -       15,138
 Series C redeemable
  preferred stock             23,118          -            -                -       23,118
 Stockholders' equity
  (deficit)                 (150,133)   (30,586)      12,181           18,004     (150,534)
                          -----------------------------------------------------------------
Total liabilities and
 stockholders' equity
 (deficit)                 $ (29,164)  $325,178      $25,686        $ (92,754)   $ 228,946
                          =================================================================


                         DESA HOLDINGS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)


                  Condensed Consolidating Balance Sheet
                          As of March 3, 2001
                            (in thousands)

                            Parent       DESA         Combined
                          Guarantor  International, Non-Guarantor Consolidating
                          (Holdings)     Inc.       Subsidiaries   Adjustments  Consolidated
                          ------------------------------------------------------------------
Assets:
 Cash and cash equivalents $       -    $  1,844       $   544              -   $   2,388
 Accounts receivable, net          -     142,566        13,102      $(113,774)     41,894
 Inventories:
  Raw materials                    -         486             -              -         486
  Work-in-process                  -      10,938             -              -      10,938
  Finished goods                   -      31,370         6,499              -      37,869
                          ----------------------------------------------------------------
                                   -      42,794         6,499              -      49,293
 Other current assets              -       8,346         1,304              -       9,650
                          -----------------------------------------------------------------
 Total current assets              -     195,550        21,449       (113,774)    103,225
 Property, plant and
  equipment                        -      50,223         1,472              -      51,695
 Less accumulated
  depreciation                     -      34,621           463              -      35,084
                          ----------------------------------------------------------------
                                   -      15,602         1,009              -      16,611
 Investment in
  subsidiaries               (23,425)     13,137             -         10,288           -
 Other assets                  1,073     112,614           416            (43)    114,060
                          ----------------------------------------------------------------
Total assets               $ (22,352)   $336,903       $22,874      $(103,529)  $ 233,896
                          ================================================================

Liabilities and
 stockholders' equity
 (deficit):
 Current liabilities:
  Accounts payable         $ 104,090    $ 30,051       $ 8,334      $(113,774)  $  28,701
  Accrued interest                 -       3,195             -              -       3,195
  Other accrued liabilities      515      11,925         1,384              -      13,824
  Current portion of
   long-term debt                  -      50,874             -              -      50,874
                          ----------------------------------------------------------------
 Total current liabilities   104,605      96,045         9,718       (113,774)     96,594
 Long-term debt                    -     249,163             -              -     249,163
 Other liabilities                 -      15,120            19              -      15,139
 Series C redeemable
  preferred stock             23,057           -             -              -      23,057
 Stockholders' equity
  (deficit)                 (150,014)    (23,425)       13,137         10,245    (150,057)
                          ----------------------------------------------------------------
Total liabilities and
 stockholders' equity
 (deficit)                 $ (22,352)   $336,903       $22,874      $(103,529)  $ 233,896
                          ================================================================





                         DESA HOLDINGS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)



              Condensed Consolidating Statement of Operations
                     Thirteen Weeks Ended June 2, 2001
                             (in thousands)

                            Parent       DESA         Combined
                          Guarantor  International, Non-Guarantor Consolidating
                          (Holdings)     Inc.       Subsidiaries   Adjustments  Consolidated
                          ------------------------------------------------------------------
Net sales                  $     -      $ 55,525       $11,730       $ (9,443)    $ 57,812
Cost of sales                    -        39,698        10,686         (9,443)      40,941
                          ------------------------------------------------------------------
Gross profit                     -        15,827         1,044              -       16,871
Operating costs and
 expenses:
 Selling                         -        13,604         1,328              -       14,932
 General, administrative
  and other                      8         5,999           148              -        6,155
 Undistributed loss
  of subsidiaries            6,524           463             -         (6,987)           -
                          ------------------------------------------------------------------
                             6,532        20,066         1,476         (6,987)      21,087
                          ------------------------------------------------------------------
Operating loss              (6,532)       (4,239)         (432)         6,987       (4,216)
Interest expense                 -         6,856             -              -        6,856
                          ------------------------------------------------------------------
Loss before provision
 (benefit) for income
 taxes                      (6,532)      (11,095)         (432)         6,987      (11,072)
Provision (benefit) for
 income taxes                    -        (4,571)           31              -       (4,540)
                          ------------------------------------------------------------------
 Net loss                  $(6,532)     $ (6,524)      $  (463)      $  6,987     $ (6,532)
                          ==================================================================


              Condensed Consolidating Statement of Operations
                     Fourteen Weeks Ended June 3, 2000
                             (in thousands)

                            Parent       DESA         Combined
                          Guarantor  International, Non-Guarantor Consolidating
                          (Holdings)     Inc.       Subsidiaries   Adjustments  Consolidated
                          ------------------------------------------------------------------
Net sales                  $     -      $ 68,321       $20,156       $(17,858)    $ 70,619
Cost of sales                    -        48,843        18,642        (17,858)      49,627
                          ------------------------------------------------------------------
Gross profit                     -        19,478         1,514              -       20,992
Operating costs and
 expenses:
 Selling                         -        14,127         1,015              -       15,142
 General, administrative
  and other                      8         6,050            92              -        6,150
 Undistributed earnings
  of subsidiaries            4,480          (258)            -         (4,222)           -
                          ------------------------------------------------------------------
                             4,488        19,919         1,107         (4,222)      21,292
                          ------------------------------------------------------------------
Operating profit (loss)     (4,488)         (441)          407          4,222         (300)
Interest expense                14         8,178             -              -        8,192
                          ------------------------------------------------------------------
Income (loss) before
 provision (benefit) for
 income taxes               (4,502)       (8,619)          407          4,222       (8,492)
Provision (benefit) for
 income taxes                    -        (4,139)          149              -       (3,990)
                          ------------------------------------------------------------------
 Net income (loss)         $(4,502)     $ (4,480)      $   258       $  4,222     $ (4,502)
                          ==================================================================


                         DESA HOLDINGS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)



              Condensed Consolidating Statement of Cash Flows
                     Thirteen Weeks Ended June 2, 2001
                             (in thousands)

                            Parent       DESA         Combined
                          Guarantor  International, Non-Guarantor Consolidating
                          (Holdings)     Inc.       Subsidiaries   Adjustments  Consolidated
                          ------------------------------------------------------------------
Net cash (used in)
 provided by operating
 activities                $(7,509)     $  3,480       $ 215           $   -      $ (3,814)
Net cash (used in)
 investing activities            -        (2,933)       (307)              -        (3,240)
Net cash provided by
 (used in) financing
 activities                  7,509        (1,355)          -               -         6,154
Effect of exchange rate
 changes on cash                 -             -          14               -            14
                          ------------------------------------------------------------------
Decrease in cash and cash
 equivalents for the year        -          (808)        (78)              -          (886)
Cash and cash equivalents
 at beginning of year            -         1,844         544               -         2,388
                          ------------------------------------------------------------------
Cash and cash equivalents
 at end of year            $     -      $  1,036       $ 466           $   -      $  1,502
                          ==================================================================



              Condensed Consolidating Statement of Cash Flows
                     Fourteen Weeks Ended June 3, 2000
                             (in thousands)

                            Parent       DESA         Combined
                          Guarantor  International, Non-Guarantor Consolidating
                          (Holdings)     Inc.       Subsidiaries   Adjustments  Consolidated
                          ------------------------------------------------------------------
Net cash (used in)
 provided by operating
 activities                $(3,165)     $(20,591)      $ (13)          $   -      $(23,769)
Net cash (used in)
 investing activities            -       (11,390)        (74)              -       (11,464)
Net cash provided by
 financing activities        3,165        32,749           -               -        35,914
                          ------------------------------------------------------------------
Increase (decrease) in
 cash and cash equivalents
 for the year                    -           768         (87)              -           681
Cash and cash equivalents
 at beginning of year            -             8         165               -           173
                          ------------------------------------------------------------------
Cash and cash equivalents
 at end of year            $     -      $    776       $  78           $   -      $    854
                          ==================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q of DESA Holdings Corporation (the "Company"), which includes its consolidated subsidiaries unless the context indicates otherwise, contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this report and include statements regarding the strategies, plans, beliefs or current expectations of the Company and its management and other statements that are not historical facts. Forward looking statements generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "intend," "estimate," "could," "anticipate," "believe," continue," (or the negative thereof) or similar terminology. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those set forth in such forward looking statements as a result of various factors. Such factors include, but are not limited to, the Company's vulnerability to adverse general economic and industry conditions because of its leverage, the Company's ability to obtain future financing on acceptable terms, the Company's ability to integrate acquired companies and to complete acquisitions on satisfactory terms, the demand and price for the Company's products relative to production costs and the seasonality of the Company's business. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect errors or circumstances that occur after the date hereof.

The following discussion of the Company's results of operations and financial condition for the thirteen week period ended June 2, 2001 and the fourteen week period ended June 3, 2000, should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as for the fiscal year ended March 3, 2001, included in the Company's Annual Report on Form 10-K.

OVERVIEW

The Company is organized into three divisions. Each division is comprised of dedicated operational resources required to support their specific product and geographic categories, and shared administrative resources for certain corporate functions. The divisions are: (a) zone heating division, which includes indoor room heaters, hearth products and outdoor heaters sold in the United States, (b) specialty products division, which includes specialty tools and home security products sold in the United States and all products sold in Canada and (c) international division, which includes zone heating and specialty products sold in all geographic areas other than the United States and Canada.

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

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED JUNE 2, 2001, COMPARED TO THE FOURTEEN WEEK PERIOD ENDED JUNE 3, 2000

NET SALES. Net sales in the thirteen weeks ended June 2, 2001 ("first quarter 2002") were $57.8 million, a decrease of 18.1% or $12.8 million compared to the fourteen weeks ended June 3, 2000 ("first quarter 2001"). Zone heating division had net sales of $16.7 million in first quarter 2002, a decrease of 30.1% or $7.2 million in first quarter 2001, primarily due to the timing of certain sales volume related to the de-emphasis of a pre-season sales program for heating product. Specialty products division had net sales of $39.9 million in the first quarter 2002, a decrease of


13.3% or $6.1 million from first quarter 2001, primarily due to general economic conditions and one less week in the current quarter.

COST OF SALES. Cost of sales for first quarter 2002 was $40.9 million, a decrease of $8.7 million or 17.5% from first quarter 2001. The decrease was attributable to the lower unit sales for the period. Cost of sales was 70.8% of net sales in first quarter 2002 compared to 70.3% for first quarter 2001 and is primarily due to a change in the product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For first quarter 2002, selling, general and administrative expenses were $21.1 million, a decrease of $.2 million or 1.0% from first quarter 2001. As a percentage of net sales, selling, general and administrative expenses were 36.5% for first quarter 2002 compared to 30.2% in first quarter 2001. The increase as a percent of net sales is primarily attributable to timing of fixed costs which are incurred evenly through out the year and their relationship to sales in the quarter and costs associated with the start-up of certain international operations.

OPERATING PROFIT (LOSS). Operating loss was $4.2 million for first quarter 2002 compared to $.3 million for first quarter 2001, an increase of $3.9 million. Operating loss attributable to zone heating products was $5.9 million for first quarter 2002, an increase of $2.2 million or 58.3% from first quarter 2001. The increase is primarily the result of decreased sales volume. Specialty products operating profit was $3.0 million for the first quarter 2002, a decrease of $1.3 million or 31.1% from first quarter 2001. This decrease is primarily attributable to a decline in sales volume related to a decline in the general economic conditions.

EBITDA. EBITDA for the first quarter 2002 was a loss of $1.5 million, a decrease of $3.7 million from first quarter 2001. EBITDA is defined as income
(loss) before income taxes plus interest expense and depreciation as well as amortization expense associated with intangibles and deferred charges. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. However, EBITDA should not be considered as an alternative to net income as a measure of a company's operating results or to cash flows from operating activities as a measure of liquidity as defined by accounting principles generally accepted in the United States.

INTEREST EXPENSE. Interest expense for first quarter 2002 was $6.9 million, a decrease of $1.3 million from first quarter 2001. The decrease is primarily attributable to lower levels of working capital borrowing during the quarter.

INCOME TAXES. The effective income tax rate was 41.0% for first quarter 2002, a decrease of 6.0% compared to first quarter 2001 rate of 47.0%. The decrease is primarily due to a change in the mix of foreign and domestic income compared to first quarter 2001.

NET LOSS. Net loss was $6.5 million for first quarter 2002 compared to a net loss of $4.5 million for first quarter 2001, an increase of $2.0 million. The increase is primarily attributable to lower sales volumes and related margins, partially offset by lower interest expense.

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

Net cash used in operating activities for first quarter 2002 was $3.8 million compared to net cash used of $23.8 million for first quarter 2001. This decreased use of cash in first quarter 2002 was primarily due to a decreased use of cash for working capital purposes offset by lower net income.

Net cash used in investing activities was $3.2 million for first quarter 2002, compared to $11.5 million in first quarter 2001. The use of cash in investing activities in first quarter 2002 primarily reflects capital expenditures and the prior period includes the acquisition of Trine Products Company for $11.1 million. Net cash provided by financing activities in first quarter 2002 was $6.2 million, compared to $35.9 million for first quarter 2001. Cash provided by financing activities in first quarter 2002 reflects the sale of $7.5 million of common stock and increases in the working capital loan and the Guaranteed Line of Credit offset by principal payments on term loans and acquisition loans.

The Credit Facility provides for commitments in an aggregate amount of up to $162.8 million. Borrowings outstanding under the Credit Facility were $153.7 million on June 2, 2001. Outstanding letters of credit and foreign currency contracts established to facilitate merchandise purchases were $1.9 million and $3.7 million, respectively, at June 2, 2001. The Company had the ability to incur additional indebtedness of $9.1 million at June 2, 2001 under the Credit Facility.

The Company entered into an agreement for a $15.0 million Guaranteed Line of Credit on May 25, 1999. The Guaranteed Line of Credit matures on November 26, 2003 and is guaranteed by UBS Capital LLC, a shareholder of the Company. Borrowings under the Guaranteed Line of Credit bear interest at an annual rate equal to either (at the Company's option) a margin over a base rate or a margin over LIBOR. The Guaranteed Line of Credit contains customary covenants and events of default.

The Company expects that capital expenditures during fiscal 2002 will not exceed $8.0 million. Capital expenditures are expected to be funded from internally generated cash flows and from borrowings under the Credit Facility.

Management believes that cash flow from operations, availability under the Credit Facility and the Guaranteed Line of Credit will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. Additionally, the Company reviews potential acquisitions and relationships from time to time and may be required to seek additional debt to fund any acquisition. The Credit Facility requires a Clean-Up Period, as defined, under the Working Capital Loan Commitment, for a period of 30 consecutive days occurring between January 1 and May 30 in each calendar year. During the Clean-Up Period, the sum of Working Capital advances, Letter of Credit advances and Swing Line loan advances outstanding shall not exceed $30 million. As of June 2, 2001, approximately $18.5 million of working capital borrowings have been classified as current as a result of the Clean-Up requirement. Such amount may be reborrowed after compliance with the Clean-Up Period. The Company's ability to fund its operations, make planned capital expenditures, make scheduled debt payments, make desired acquisitions, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

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

INTEREST RATE RISK

The Company's interest rate risk management objective is to limit the impact of interest rate changes on its earnings and cash flow and to lower its overall borrowing cost. To achieve its objectives, the Company regularly evaluates the amount of its variable rate debt as a percentage of its aggregate debt. The Company manages its exposure to interest rate fluctuations in its variable rate debt through periodic review of the cost of interest rate swap agreements and interest rate cap agreements relative to the perceived interest rate risk. At June 2, 2001, the Company did not have an interest rate swap or interest rate cap agreement in place.

The following table summarizes the carrying amounts and estimated fair values of the Company's remaining financial instruments at June 2, 2001 and March 3, 2001:

                            June 2, 2001                 March 3, 2001
                     Carrying Amount  Fair Value  Carrying Amount  Fair Value
                     --------------------------------------------------------
                                         (in thousands)
Bank debt               $ 153,682     $ 153,682      $ 156,587     $ 156,587
Senior subordinated
 notes                    130,000        59,800        130,000        74,100
Guaranteed Line of
 Credit                    15,000        15,000         13,450        13,450
Foreign exchange
 contracts -
 unrealized loss              358           358             --            23

Based on the average outstanding amount of variable rate indebtedness of the Company in fiscal 2001, a one percentage point change in the interest rates for the Company's variable rate debt would have impacted the Company's fiscal 2001 interest expense by an aggregate of approximately $1.9 million.

FOREIGN CURRENCY EXCHANGE RATE RISK

The Company does not conduct a significant portion of its manufacturing or sales activity in foreign markets. The Company's reported financial results could be affected, however, by factors such as changes in foreign currency exchange rates in the markets where it operates. When the U.S. dollar strengthens against such foreign currencies, the reported U.S. dollar value of local currency operating profits generally decreases; when the U.S. dollar weakens against such foreign currencies, the reported U.S. dollar value of local currency operating profits generally increases. The Company utilizes foreign exchange forward contracts to mitigate the short-term effect of movements in currency exchange rates on the Company's foreign currency based inventory purchases. The Company regularly hedges by entering into foreign exchange forward contracts, approximately 85% to 95% of its budgeted (future) net foreign currency purchase transactions over a period of four quarters.
At June 2, 2001, the Company had forward exchange contracts, with maturities ranging from June 2001 to October 2001, to purchase approximately $3.7 million in foreign currency. The fair value of the derivative instrument has been recorded in accordance with SFAS 133. Because the Company does not have significant foreign operations, the Company does not believe it is necessary to enter into any other derivative financial instruments to reduce its exposure to foreign currency exchange rate risk.


PART II  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 10, 2001, 1,375 shares were issued to employees upon the exercise of stock options at an aggregate exercise price of $8,938. On May 30, 2001, 9,820,148 shares were issued to current shareholders at an aggregate purchase price of $10,289,580. These shares are exempt from registration under Section 4(2) of the Securities Act.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the period for which this report is made.














SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         DESA HOLDINGS CORPORATION

                         By:

Dated:  July 11, 2001    /s/ Stephen L. Clanton
                         Stephen L. Clanton
                         Chief Financial Officer
                         (Principal Financial Officer and Chief Accounting
                         Officer)























